Form 10-K
period 2004-12-31
Allied Security Holdings LLC
filed 2005-03-31
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Special Financial Report pursuant to Rule 15d-2 under
the Securities Exchange Act of 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-119127

ALLIED SECURITY HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1379003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 Horizon Drive
King of Prussia, PA 19406
(Address of principal executive offices)
Registrant's telephone number, including area code: (610) 239-1100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the registrant's common equity held by non-affiliates is not applicable as there is no public market therefor.

    DOCUMENTS INCORPORATED BY REFERENCE: None.

This Special Financial Report is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended. The Registrant's previously filed registration statement on Form S-4 (Registration No. 333-119127), as amended, was declared effective by the Securities and Exchange Commission on January 13, 2005 and did not contain financial statements for the Registrant's fiscal year ended December 31, 2004. In accordance with Rule 15d-2, this Special Financial Report is being filed under cover of Form 10-K and contains financial statements for the Registrant's fiscal year ended December 31, 2004.

PART II

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements of Allied Security Holdings LLC (the "Company") filed with this Special Financial Report. See Item 15 of Part IV.

Item 9A.    Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

1

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.    Consolidated Financial Statements of Allied Security Holdings LLC

See index on Page F-1

2.    Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-22

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material or is included in the financial statements or notes thereto.

3.    List of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2005.

ALLIED SECURITY HOLDINGS LLC
By:	/s/ William C. Whitmore, Jr.
William C. Whitmore, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 30, 2005

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2005

William A. Torzolini

/s/ G. Michael Landis	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2005

G. Michael Landis

/s/ Albert J. Berger	Chairman and Manager	March 30, 2005

Albert J. Berger

/s/ Ronald O. Perelman	Manager	March 30, 2005

Ronald O. Perelman

/s/ Floyd I. Clarke	Manager	March 30, 2005

Floyd I. Clarke

/s/ Donald G. Drapkin	Manager	March 30, 2005

Donald G. Drapkin

	Manager	March 30, 2005

John M. Keane

/s/ Michael J. Regan	Manager	March 30, 2005

Michael J. Regan

/s/ Todd J. Slotkin	Manager	March 30, 2005

Todd J. Slotkin

3

INDEX TO FINANCIAL STATEMENTS
ALLIED SECURITY HOLDINGS LLC

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2004, for the Period from February 19, 2003 to December 31, 2003, for the Period from January 1, 2003 to February 18, 2003 (Predecessor), and for the Year Ended December 31, 2002 (Predecessor)	F-4
Consolidated Statement of Changes in Members' Equity for the Year Ended December 31, 2002 (Predecessor) and for the Period from January 1, 2003 to February 18, 2003 (Predecessor)	F-5
Consolidated Statement of Changes in Members' Equity for the Period from February 19, 2003 to December 31, 2003 and for the Year Ended December 31, 2004	F-6
Consolidated Statement of Cash Flows for the Year Ended December 31, 2004, for the Period from February 19, 2003 to December 31, 2003, for the Period from January 1, 2003 to February 18, 2003 (Predecessor), and for the Year Ended December 31, 2002 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II – Valuation and Qualifying Accounts for the Year Ended December 31, 2004, for the Period from February 19, 2003 to December 31, 2003, for the Period from January 1, 2003 to February 18, 2003 (Predecessor), and for the Year Ended December 31, 2002 (Predecessor)	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Allied Security Holdings LLC

We have audited the accompanying consolidated balance sheets of Allied Security Holdings LLC as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in members' equity, and cash flows for the year ended December 31, 2004, for the period from February 19, 2003 to December 31, 2003, for the period from January 1, 2003 to February 18, 2003 (predecessor), and for the year ended December 31, 2002 (predecessor). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Holdings LLC at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, for the period from February 19, 2003 to December 31, 2003, for the period from January 1, 2003 to February 18, 2003 (predecessor), and for the year ended December 31, 2002 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, PA
March 4, 2005

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,008	$8,102
Restricted cash	7,951	4,139
Accounts receivable, net of allowance for doubtful accounts of $1,393 and $1,283	129,729	65,438
Prepaid expenses and other current assets	3,797	2,137
Prepaid insurance premiums	7,206	3,805
Total current assets	159,691	83,621
Property and equipment, net	20,838	11,545
Goodwill	347,766	227,347
Other intangible assets, net	99,683	73,598
Deferred financing fees, net	12,897	8,002
Other assets	489	211
Total assets	$641,364	$404,324
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$16,000	$6,908
Insurance premium financing	6,246	3,303
Accounts payable	4,046	3,182
Accrued expenses	35,791	19,009
Accrued claims reserves	25,511	15,137
Accrued payroll and related payroll taxes	40,227	26,966
Accrued termination costs	6,110	1,276
Advance payments	13,460	8,677
Total current liabilities	147,391	84,458
Senior term loan	190,000	114,155
Senior subordinated notes	177,966	57,296
Due to affiliates	13,323	12,156
Other long-term liability	1,473	1,700
Class A units subject to put rights: 22,317 and 36,096 units authorized, issued and outstanding	2,710	4,354
Members' equity:
Units:
Class A, 9,500,000 units authorized, 868,668 and 854,889 units issued and outstanding	131,618	129,974
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 122,750 and 117,500 units issued and outstanding	44	39
Additional paid-in capital	393	393
Accumulated deficit	(23,641)	(251)
Accumulated other comprehensive income	37	—
Total members' equity	108,501	130,205
Total liabilities and members' equity	$641,364	$404,324

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)

	Year ended December 31,	Period from February 19 through December 31,	(Predecessor) Period from January 1 through February 18,	(Predecessor) Year ended December 31,
	2004	2003	2003	2002
Revenues	$873,401	$483,725	$70,419	$510,592
Cost of revenues	736,775	402,509	59,568	425,221
	136,626	81,216	10,851	85,371
Branch and corporate overhead expenses	83,588	48,014	11,119	52,036
Depreciation and amortization	26,301	15,587	1,447	14,566
Loss on early extinguishment of debt	18,742	—	3,291	—
Initial public offering abandonment costs	—	—	—	1,878
Operating income (loss)	7,995	17,615	(5,006)	16,891
Interest expense, net	31,385	15,581	6,190	12,062
Income (loss) before income tax benefit	(23,390)	2,034	(11,196)	4,829
Income tax benefit	—	—	(1,421)	(544)
Net income (loss)	$(23,390)	$2,034	$(9,775)	$5,373

Allied Security Holdings LLC (Predecessor)
Consolidated Statements of Changes in Members' Equity
Period from January 1, 2003 through February 18, 2003 and
Year ended December 31, 2002
(Dollars in thousands, except share data)

	Series B Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumlated Other Comprehensive (Loss) Income	Accumlated Deficit	Total Members' Equity
Balance at December 31, 2001	46,967	$59,764	37,817,421	$5,582	$951	$(50)	$(3,644)	$(38,658)	$23,945
Stock Issuances, net	—	—	37,241	12	(16)	—	—	—	(4)
Accretion of preferred stock to redemption value	—	8,367	—	—	—	—	—	(8,724)	(357)
Member distributions declared	—	—	—	—	—	—	—	(2,288)	(2,288)
Amortization of unearned compensation	—	—	—	—	—	7	—	—	7
Warrants issued in connection with an acquisition	—	—	—	—	414	—	—	—	414
Net income	—	—	—	—	—	—	—	5,373	5,373
Decrease in fair value of hedge instrument	—	—	—	—	—	—	(1,068)	—	(1,068)
Balance at December 31, 2002	46,967	68,131	37,854,662	5,594	1,349	(43)	(4,712)	(44,297)	26,022
Stock Issuances, net	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	1,306	—	—	—	—	—	(1,359)	(53)
Amortization of unearned compensation	—	—	—	—	—	2	—	—	2
Decrease in fair value of hedge instrument	—	—	—	—	—	—	(352)	—	(352)
Realization of loss on hedge instrument	—	—	—	—	—	—	5,064	—	5,064
Net loss	—	—	—	—	—	—	—	(9,775)	(9,775)
Balance at February 18, 2003	46,967	$69,437	37,854,662	$5,594	$1,349	$(41)	$—	$(55,431)	$20,908

Allied Security Holdings LLC
Consolidated Statement of Changes in Members' Equity
Period from February 19, 2003 through December 31, 2003 and
Year ended December 31, 2004
(Dollars in thousands, except unit data)

	Class A		Class B		Class C
					Number of Units
	Number of Units	Amount	Number of Units	Amount	Vested	Unvested	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members' Equity
Balance at February 19, 2003 (a)	739,733	$112,984	77,627	$50	—	110,000	$37	$497	$—	$—	$113,568
Member contributions	115,156	16,990	—	—	—	7,500	2	—	—	—	16,992
Return of capital	—	—	—	—	—	—	—	(104)	—	—	(104)
Net income	—	—	—	—	—	—	—	—	2,034	—	2,034
Member distributions declared	—	—	—	—	—	—	—	—	(2,285)	—	(2,285)
Class C vesting	—	—	—	—	26,166	—	—	—	—	—	—
Balance at December 31, 2003	854,889	$129,974	77,627	50	26,166	117,500	39	393	(251)	—	130,205
Return of capital	—	—	—	—	—	(9,750)	(5)	—	—	—	(5)
Net (loss)	—	—	—	—	—	—	—	—	(23,390)	—	(23,390)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	37	37
Member contributions	—	—	—	—	—	15,000	10	—	—	—	10
Class C Vesting	—	—	—	—	29,466	—	—	—	—	—	—
Reclassification of Class A Units subject to put rights	13,779	1,644	—	—	—	—	—	—	—	—	1,644
Balance at December 31, 2004	868,668	$131,618	77,627	$50	55,632	122,750	$44	$393	$(23,641)	$37	$108,501

(a)	Beginning balance at February 19, 2003 reflects certain adjustments recorded as a result of a change in ownership related to the Mafco acquisition (See Note 1.)

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2004	Period from February 19, 2003 through December 31, 2003	(Predecessor) Period from January 1, 2003 through February 18, 2003	(Predecessor) Year ended December 31, 2002
Cash flows from operating activities
Net income (loss)	$(23,390)	$2,034	$(9,775)	$5,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,301	15,587	1,447	14,566
Deferred income tax benefit	—	—	(461)	(3,838)
Loss on early extinguishment of debt	18,742	—	3,291	—
Noncash interest expense	4,812	2,806	5,112	865
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	(11,514)	(1,389)	560	9,706
Other current assets and liabilities, net	(5,793)	3,686	(3,511)	3,883
Accounts payable and accrued expenses	10,468	(6,326)	3,924	(1,426)
Advance payments	4,783	5,392	—	—
Non-compete payments	(400)	—	—	—
Other	—	—	—	7
Net cash provided by operating activities	24,009	21,790	587	29,136
Cash flows from investing activities
Consideration paid for acquisition of businesses, net of cash acquired	(191,707)	(45,666)	—	—
Purchases of property and equipment	(10,879)	(6,064)	(902)	(5,712)
Other	—	—	(394)	—
Net cash used in investing activities	(202,586)	(51,730)	(1,296)	(5,712)
Cash flows from financing activities
Repayment of senior term loans and related penalties	(133,813)	(13,950)	—	(6,484)
Repayment of senior subordinated notes and related penalties	(69,181)	—	—	—
Proceeds from issuance of senior term loans	217,500	—	—	—
Proceeds from issuance of senior subordinated notes	177,881	40,500	—	—
Net payments on Revolving Loan	—	—	—	(15,000)
Contributed capital, net	5	17,398	—	—
Member distributions	—	(2,285)	—	(161)
Insurance financing proceeds/(payments), net	2,943	634	(978)	(50)
Financing fees	(13,889)	(4,255)	—	—
Other	—	—	(9)	(33)
Net cash provided by (used in) financing activities	181,446	38,042	(987)	(21,728)
Effect of foreign currency rates on cash and cash equivalents	37	—	—	—
Net change in cash and cash equivalents	2,906	8,102	(1,696)	1,696
Cash and cash equivalents at beginning of period	8,102	—	1,696	—
Cash and cash equivalents at end of period	$11,008	$8,102	$—	$1,696

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
December 31, 2004

1.    Organization and Basis of Presentation

SpectaGuard Acquisition LLC ("SpectaGuard"), a wholly-owned subsidiary of Allied Security Holdings LLC (the "Company"), was formed on February 19, 2003, as a result of the purchase transaction by and among MacAndrews & Forbes Holdings Inc., formally known as Mafco Holdings Inc. ("Mafco"), and certain of its related parties, as well as management of SpectaGuard's predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition ("Predecessor Company"). These financial statements include the results of operations prior to and since the date of Mafco's acquisition of SpectaGuard and reflect all purchase accounting adjustments required as of that date.

On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated ("Barton"), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. The Company has no independent assets or operations, other than its ownership of all of the membership units of SpectaGuard.

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation ("FDOT"). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services, LLC, (ii) Allied Security, LLC, (iii) Allied Security, LP, (iv) Professional Security Bureau, LLC ("PSB"), which was acquired on December 19, 2003 (see Note 4), (v) Barton Protective Services LLC, which was acquired on August 2, 2004 (see Note 4), (vi) SpectaGuard Acquisition LLC, and (vii) AlliedBarton Security Services LLC. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of "Allied Security" and "Barton Protective Services" nationally, as well as under the commonly known name of "AlliedBarton", and also as "SpectaGuard" and "Professional Security Bureau" in the northeast region of the United States. The Company's wholly-owned international subsidiary is not significant to the Company's consolidated financial statements.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes balances on deposit with the Company's insurance carrier to pay workers' compensation claims.

Accounts Receivable

The Company's customers are located throughout the United States. The Company grants credit to its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on prior experience which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Such amounts are charged off against the allowance for doubtful accounts when the Company concludes that the balances will not be recoverable.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized over the respective lives of the leases or the service lives of the improvements, whichever is shorter. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: leasehold improvements – up to 10 years; uniforms – 3 years; computer equipment – 3 to 5 years; office furniture, fixtures and equipment – 5 years.

Goodwill and Intangible Assets

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer list, with finite lives continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2004 and determined that there was no impairment.

Customer lists are amortized over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This standard requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

Revenue Recognition

The Company recognizes revenue in the period in which services are provided. Advance payments represent amounts received from customers in advance of performing the related services.

Financial Instruments

The carrying value of short-term financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their fair value based on the short-term maturities of these instruments.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Reclassifications

Certain amounts in the prior-year consolidated financial statements have been reclassified to conform to their current-year presentation.

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the year ended December 31, 2004, the period from February 19, 2003 through December 31, 2003, the period from January 1, 2003 through February 18, 2003, and the year ended December 31, 2002, respectively (in thousands):

	Year ended December 31, 2004	Period from February 19, 2003 through December 31, 2003	(Predecessor) Period from January 1, 2003 through February 18, 2003	(Predecessor) Year ended December 31, 2002
Reclass of Class A Units subject to put rights to Class A Units	$1,644	$—	$—	$—
Mafco goodwill adjustment	$(3,187)	$—	$—	$—
PSB goodwill adjustment	$(56)	$—	$—	$—
Accrued member distributions	$—	$—	$—	$2,127
Decrease in fair value of interest rate hedge on long-term debt	$—	$—	$352	$1,068
Issuance of warrants in connection with an Acquisition	$—	$—	$—	$414

Cash interest paid during the year ended December 31, 2004, for the period from February 19, 2003 through December 31, 2003, for the period from January 1, 2003 through February 18, 2003, and for the year ended December 31, 2002, was $17,241,000, $14,606,000, $1,089,000, and $10,772,000, respectively.

3.    Mafco Acquisition

On February 19, 2003, Mafco, through its wholly-owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included the former SpectaGuard Acquisition LLC and its wholly owned subsidiaries, for approximately $263,588,000. This purchase was funded through borrowings of $151,156,000 and cash contributions of $116,915,000 recorded as follows: $112,983,000 from Mafco and its affiliates for Class A Units, $2,307,000 from OCM Specta Holdings Inc. ("OCM") for Class A Units, $1,538,000 from Blackstone SG Mezzanine Corp. ("Blackstone") for Class A units, and $87,000 from members of the Company's senior management for Class B and Class C units. (See Note 13.)

In connection with this transaction, a syndication of lending institutions underwrote $125,000,000 of Senior Secured Credit Facilities (the "Refinanced Senior Secured Credit Facilities"). The Refinanced Senior Secured Credit Facilities consisted of (i) a $20,000,000 5-year Revolving Credit Facility (the "Refinanced Revolver") and (ii) a $105,000,000 7-year Senior Term Loan Facility (the "Refinanced Senior Term Loan"). In addition, the Company issued at a discount Senior Subordinated Notes (the "Refinanced Senior Subordinated Notes") to affiliates of OCM and Blackstone with an aggregate face value of $50,000,000 for net proceeds of $46,156,000. (See Note 9.)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was approximately $263,588,000 and is allocated as follows (in thousands):

Current assets	$55,705
Property and equipment	9,913
Goodwill	192,459
Customer list	73,643
Other assets	144
Current liabilities	(57,041)
Other long-term liabilities	(11,235)
$263,588

4.    Acquisitions

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB ("PSB Acquisition"). PSB provides high-quality contract security services to corporate customers primarily within the same northeast United States region as the Company. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to a working capital purchase price adjustment settled in 2004 for $100,000.

The cost of the acquisition was approximately $45,766,000 and is allocated as follows (in thousands):

Current assets, net of cash acquired of $485	$12,099
Property and equipment	533
Goodwill	31,744
Customer list	8,877
Covenant not-to-compete	1,700
Other assets	66
Current liabilities	(7,553)
Covenant not-to-compete liability	(1,700)
$45,766

This purchase was funded through borrowings of $40,500,000 (see Note 9) and cash contributions of $7,500,000 recorded as follows: $6,651,000 from Mafco and its affiliates, $173,000 from OCM, $107,000 Blackstone and $569,000 from members of the Company's senior management in each case in exchange for Class A units (see Note 13).

In connection with the acquisition of PSB, two former owner/executives entered into covenant-not-to-compete agreements with the Company. The terms of the agreements are five years from December 19, 2003. In consideration for these individuals entering into these agreements, the Company will pay $2,250,000 in the aggregate to these individuals over the term of the agreements. Payments under the covenant not-to-compete agreements are subordinated to the Company's New Credit Facility (as hereinafter defined) (see Note 9) and have been recorded at the discounted present value of the liability. Covenants not-to-compete are being amortized over the benefit period of five years and are included in the caption as other long-term liability on the accompanying consolidated balance sheets.

As a result of this transaction, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded a total reserve of $1,276,000 related to the PSB Plan as a part of the purchase price allocation above. As of December 31, 2004, $750,000 of payments have been made related to the PSB Plan. As of December 31, 2004, the severance-related portion of the plan was complete.

In connection with the PSB Acquisition, $3,000,000 has been deposited by the Company into an escrow account pursuant to the Indemnity Escrow Agreement entered into on December 19, 2003 among the Company, then current shareholders of PSB and the escrow agent. The funds remain in the escrow account pending a resolution of outstanding claims, and any remaining balance not disbursed pursuant to the Escrow Agreement will thereafter be remitted to the former PSB shareholders.

On March 19, 2004, the Company acquired certain assets of Security Systems, Inc. (the "SSI Acquisition"). Prior to the SSI Acquisition, SSI provided contract security officer services to various corporate customers and universities in the Boston Metropolitan area. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition is subject to revenue related purchase price adjustments of which $719,000 has been settled as of December 31, 2004 and any remaining adjustment will be settled in 2005. The estimated cost of the acquisition was $10,574,000 and is allocated as follows (in thousands):

Current assets	$2,910
Property and equipment	120
Goodwill	5,090
Customer list	2,808
Current liabilities	(354)
$10,574

This purchase was funded through borrowings of $7,500,000 (see Note 9).

On August 2, 2004, the Company acquired Barton (the "Barton Acquisition"). Barton provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the FDOT. The purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The estimated cost of the acquisition was approximately $181,033,000 and is allocated as follows (in thousands):

Current assets	$50,677
Property and equipment	7,335
Goodwill	118,472
Customer list	40,536
Other assets	246
Current liabilities	(36,233)
$181,033

This purchase was funded as part of the borrowings of $210,000,000 of New Senior Term Loans (as hereinafter defined) and $180,000,000 aggregate principal amount of Notes (as hereinafter defined) (see Note 9).

As a result of the Barton Acquisition, the Company adopted a formal plan (the "Barton Plan") to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan includes severance-related benefits for approximately 246 Barton employees. The Barton Plan also

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

includes lease termination costs in order to exit 21 Barton office facilities. The Company recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. As of December 31, 2004, approximately $429,000 of payments have been made related to the Barton Plan. The Company expects to complete the Barton Plan by August 2005.

In connection with the Barton Acquisition, $9,000,000 has been deposited by the Company into an escrow account pursuant to the Indemnity Escrow Agreement entered into on August 2, 2004 among the Company, then current shareholders of Barton and the escrow agent. The funds will remain in the escrow account until March 31, 2006 and any remaining balance not distributed pursuant to the Indemnity Escrow Agreement will thereafter be remitted to the former Barton shareholders.

The following table shows the activity for the accrued termination costs for the above acquisitions (in thousands):

	Balance as of December 31, 2003	Additions	Payments	Adjustments	Balance as of December 31, 2004
Lease	$551	$3,800	$(339)	$91	$4,103
Severance	725	2,335	(840)	(213)	2,007
Total	$1,276	$6,135	$(1,179)	$(122)	$6,110

Unaudited pro forma results of operations of the Company are as follows assuming the Barton, SSI, PSB and Mafco acquisitions occurred at the beginning of the periods presented (in thousands):

	Year Ended December 31, 2004	Period From February 19, 2003 through December 31, 2003	Period from January 1, 2003 through February 18, 2003	Year Ended December 31, 2002
Revenues	$1,098,634	$880,358	$134,936	$940,685
Operating income (loss)	$1,248	$16,550	$(23,384)	$(10,228)
Net income (loss)	$(36,660)	$(16,252)	$(33,612)	$(53,402)

5.    Property and Equipment

Property and equipment, consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Leasehold improvements	$1,004	$781
Uniforms	23,544	11,575
Computer Equipment	5,212	2,976
Office furniture, fixtures, and equipment	2,046	1,178
	31,806	16,510
Less accumulated depreciation	(10,968)	(4,965)
Property and equipment, net	$20,838	$11,545

Depreciation expense for the year ended December 31, 2004, for the period from February 19, 2003 through December 31, 2003, for the period from January 1, 2003 through February 18, 2003, and for the year ended December 31, 2002, was $9,041,000, $4,965,000, $731,000, and $5,347,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

6.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment in the fourth quarter of fiscal 2004 using the undiscounted cash flow method and concluded that there is no impairment of goodwill.

The change in carrying amount of goodwill for the year ended December 31, 2004 is as follows (in thousands):

Balance as of December 31, 2003	$227,347
Adjustment to Mafco Acquisition goodwill	(3,187)
Adjustment to PSB Acquisition goodwill	44
SSI Acquisition	5,090
Barton Acquisition	118,472
Balance as of December 31, 2004	$347,766

Gross carrying amounts and accumulated amortization for intangible assets as of December 31, 2004 and December 31, 2003 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Amortized intangible assets:
Customer lists	$125,865	$82,520	$(27,542)	$(10,622)
Covenants not-to-compete	1,700	1,700	(340)	—
Total	$127,565	$84,220	$(27,882)	$(10,622)

The value of the customer lists acquired is being amortized using the straight-line method over 6 years. Covenants not-to-compete are being amortized using the straight-line method over 5 years.

Amortization expense for the year ended December 31, 2004, for the period from February 19, 2003 through December 31, 2003, for the period from January 1, 2003 through February 18, 2003, and for the year ended December 31, 2002, was approximately $17,260,000, $10,622,000, $716,000, and $9,219,000, respectively.

Estimated annual aggregate amortization expense for each of the next five years is as follows (in thousands):

2005	$21,317
2006	$21,317
2007	$21,317
2008	$21,317
2009	$10,383

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

7.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Billed receivables	$110,791	$51,036
Unbilled receivables	18,938	14,402
Accounts receivables, net	$129,729	$65,438

Unbilled receivables represent work performed for which the invoice has not been sent to the customer by the end of the respective period. Substantially all unbilled receivables are invoiced in the month following the month in which the service was performed.

8.    Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the New Senior Term Loans, which mature between June 2010 and July 2011 (see Note 9).

Amortization of deferred financing fees for the year ended December 31, 2004, for the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003 and for the year ended December 31, 2002, was approximately $2,043,000, $1,233,000, $47,000, and $341,000, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for each of the next five fiscal years is as follows (in thousands):

2005	$2,300
2006	$2,244
2007	$2,138
2008	$2,017
2009	$1,907

9.    Debt

The Company's debt is summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
New Senior Term Loan, variable rate interest (6.23% at December 31, 2004), due through June 30, 2010	$206,000	$—
Refinanced Senior Term Loan, variable rate interest (7.50% at December 31, 2003)	—	121,063
11.375% Senior Subordinated Notes, due July 15, 2011	177,966	—
15.00% Refinanced Senior Subordinated Notes, including 3.00% PIK (paid-in-kind) interest	—	46,796
16.25% Refinanced Senior Subordinated Notes, including 4.25% PIK (paid-in-kind) interest	—	10,500
2.99% fixed rate insurance premium financing, due through May, 2005	6,246	—
3.38% fixed rate insurance premium financing	—	3,303
	390,212	181,662
Less current maturities	(22,246)	(10,211)
	$367,966	$171,451

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

In connection with the February 19, 2003 formation of SpectaGuard, a $125,000,000 Refinanced Senior Secured Credit Facility was executed. The Refinanced Senior Secured Credit Facility consisted of (i) a $20,000,000 5-year Refinanced Revolver and (ii) a $105,000,000 7-year Refinanced Senior Term Loan. The Refinanced Senior Secured Credit Facility was amended on May 2, 2003 ("First Amended Refinanced Credit Facility") to reduce the Refinanced Senior Term Loan to $95,000,000. As a result of the First Amended Refinanced Credit Facility, an additional 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount of the Refinanced Term Loan (see Note 13). The Refinanced Senior Term Loan bore interest on the outstanding principal balance at a rate equal to the three-month LIBOR (with a floor limit of 2.50%) plus a 5.00% margin.

The Refinanced Revolver included up to $20,000,000 of letter of credit availability. Amounts outstanding under the Refinanced Revolver would have been due on February 19, 2008. Interest was payable based on LIBOR or base rate plus the applicable margin of 5.00% or 4.00%, respectively.

The Company issued $50,000,000 face value Refinanced Senior Subordinated Notes at a $3,844,000 discount in connection with its February 19, 2003 formation. The terms of the Refinanced Senior Subordinated Notes included 12.00% annual cash interest and 3.00% PIK (paid-in-kind) interest. Interest was payable quarterly. At its election, the Company could have paid the PIK interest, or added it to the principal balance as new Refinanced Senior Subordinated Notes. The Refinanced Senior Subordinated Notes were due June 30, 2010. The debt discount was being amortized to interest expense over the term of the Refinanced Senior Subordinated Notes.

In connection with the PSB Acquisition on December 19, 2003, the First Amended Refinanced Credit Facility was amended and restated (the "Second Amended Refinanced Credit Facility"). The Second Amended Refinanced Credit Facility provided for an add-on Refinanced Senior Term Loan in the amount of $30,000,000 and an additional $10,000,000 in Refinanced Revolver availability resulting in total availability under the Refinanced Revolver of up to $30,000,000. Other terms of the Second Amended Refinanced Credit Facility were substantially identical to the First Amended Refinanced Credit Facility.

Also as a result of the PSB Acquisition, the Company issued an additional $10,500,000 in Refinanced Senior Subordinated Notes. The terms included 12.00% annual cash interest and 4.25% PIK interest payable quarterly. At its election, the Company could have paid the PIK interest, or added it to the principal balance as new Refinanced Senior Subordinated Notes. The Refinanced Senior Subordinated Notes were due June 30, 2010.

On March 19, 2004, in connection with the SSI Acquisition, the Company issued a $7,500,000 add-on term loan which was permitted as a delayed draw in the Second Amended Refinanced Credit Facility.

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a new senior secured credit facility (the "New Credit Facility") with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The New Credit Facility provides for (i) a $210,000,000 six-year term loan facility (the "New Senior Term Loan") and (ii) a $50,000,000 five-year revolving loan (the "New Revolver") with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the "Notes"), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the New Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. As of August 2, 2004 and prior to giving effect to the Transactions, the Company had $125,000,000 in term loans outstanding under the Refinanced Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Refinanced Senior

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Subordinated Notes comprised $50,000,000 aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and paid-in-kind interest at 3.00% per annum, each payable quarterly, and $10,500,000 aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and paid-in-kind interest at 4.25% per annum, each payable quarterly. The Company had $61,900,000 principal outstanding, including paid-in-kind interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to redemption of the Refinanced Senior Subordinated Notes.

For the New Senior Term Loan, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.25%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.25%. As of December 31, 2004, the principal amount outstanding was $206,000,000 bearing an interest rate of 6.23%.

The New Revolver includes a sublimit of up to $40,000,000 of letter of credit availability. The New Revolver availability is reduced by outstanding letters of credit, which totaled $26,387,670 as of December 31, 2004. For the New Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the New Revolver are due on August 2, 2009. As of December 31, 004, the interest rate was 4.50% and the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company's assets were pledged as collateral for the Refinanced Credit Facility. The Company's assets are pledged as collateral for the New Credit Facility.

The New Credit Facility and the Notes are guaranteed by each of the Company's current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company has a non-guarantor subsidiary located in the United Kingdom, which generates less than one percent of the consolidated revenues and holds less than one percent of the consolidated assets as of December 31, 2004. The parent company, Allied Security Holdings LLC, has no independent assets or operations.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at December 31, 2004.

The New Credit Facility and the Notes contain various financial and other covenants. The Company was in compliance with all such financial covenants at December 31, 2004.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 4, 2003, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $5,863,000. Payments were due in equal monthly installments through May 1, 2004 and bore an annual interest rate of 3.38%. As of December 31, 2004, all obligations of the Company under this financing agreement had been satisfied. On August 13, 2004, the Company entered into a new financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments are due in equal monthly installments through May 1, 2005 and bear an annual interest rate of 2.99%. As of December 31, 2004, the remaining balance of this financing agreement including accrued interest was $6,246,000.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Debt maturities for the succeeding five fiscal years are as follows (in thousands):

2005	$22,246
2006	25,000
2007	30,000
2008	30,000
2009	30,000
Thereafter	252,966
Total	$390,212

10.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has provided for certain of these claims based upon insurance coverages, management's judgment, and the advice of counsel. In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

11.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members' equity (deficit) from transactions and other events from sources other than members. A reconciliation of net income (loss) to other comprehensive income (loss) is as follows (in thousands):

	Year ended December 31, 2004	Period from February 19 through December 31, 2003	(Predecessor) Period from January 1 through February 18 2003	(Predecessor) Year ended December 31, 2002
Net income (loss)	$(23,390)	$2,034	$(9,775)	$5,373
Change in fair value of interest rate swap contracts	—	—	(352)	(1,068)
Realization of loss on hedge instruments	—	—	5,064	—
Foreign currency translation adjustments	37	—	—	—
Comprehensive income (loss)	$(23,353)	$2,034	$(5,063)	$4,305

12.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company's Operating Agreement, dated as of August 2, 2004 (the "Operating Agreement"). The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. These distributions were $2.3 million in 2003 and $0 for 2004. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income reported for financial statement purposes.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Under the Predecessor Company, Effective Holdings Inc. and its subsidiaries and AS Acquisition Inc. and its subsidiaries, all of which corporations were converted to limited liability companies, were taxed under Subchapter C of the Internal Revenue Code. The effective tax rate for the Predecessor Company differed from the federal statutory rate due primarily to state taxes, nondeductible items, and operating results not taxed at the corporate level.

13.    Units Subject to Put Rights and Members' Equity

The capital structure of the Company consists of three classes of interests which are designated as Class A Units, Class B Units, and Class C Units (collectively, "Units"). The Company is authorized to issue up to 10,000,000 Units. The Units do not have any voting or consent rights. Class A and Class B Units represent vested ownership interests in the Company. Class C Units generally vest 50% based on passage of time ("Time Based") and 50% based on achievement of defined performance targets ("Performance-Based") over periods ranging from three to five years.

Pursuant to the Operating Agreement, cash distributions may be made to the members in the following order and priority: (i) among the Units in proportion to, and to the extent of, initial contributed capital attributable to the Units (excluding any capital attributable to unvested Class C Units) until all initial contributed capital has been returned, and (ii) any remaining balance, to the members in proportion to their ownership percentage.

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915,000. This consisted of $112,983,000 (739,733 Class A Units) from Mafco and its affiliates, $2,307,000 (19,584 Class A Units subject to put rights) from OCM, $1,538,000 (13,056 Class A Units subject to put rights) from Blackstone, and $50,000 (77,627 Class B Units) from members of the Company's senior management. The Class A Units subject to put rights for both OCM and Blackstone are classified as a liability, outside of Members' Equity. Members of senior management also contributed $37,000 for 110,000 unvested Class C Units.

On May 2, 2003, an additional 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount outstanding under the Refinanced Senior Term Loan (see Note 9). Of these units, 1,562 units were subject to put rights and had a fair value of $230,000.

On December 19, 2003, 50,834 Class A Units were issued for $7,500,000 related to the PSB Acquisition (see Note 4). Of these units, 1,894 units were subject to put rights and had a fair value of $279,000.

As of December 31, 2003, an additional 7,500 unvested Class C Units were issued to an executive for approximately $2,000.

On December 31, 2003, 13,083 Time-Based Class C Units and 13,083 Performance-Based Class C Units vested.

On June 1, 2004, an additional 7,500 unvested Class C Units were issued to an executive for approximately $5,000, 3,750 of which were subsequently repurchased from the employee as of December 31, 2004.

On August 2, 2004, an additional 7,500 Class C Units were issued, of which 750 units were immediately vested, to an executive for approximately $5,000.

On August 2, 2004, a direct subsidiary of Mafco acquired all of the shares of Blackstone. As a result, the put rights associated with the 13,779 Class A Units were canceled. The Class A Units formerly held by Blackstone are now held by Mafco's indirect subsidiary, SpectaGuard Holding Two Corporation.

On October 5, 2004, 2,250 unvested Performance-Based Class C Units were forfeited and 2,250 Time-Based Class C Units vested due to an employment termination.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. As of December 31, 2004, no fair value adjustments to the Class A redemption amounts were required.

Pursuant to the Operating Agreement, a member of senior management has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The fair value of the Class B Units subject to put rights was $0 for units issued during 2003. As of December 31, 2004, no adjustments to the Class B redemption amounts were required. There were no Class B Units issued in 2004.

14.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $15,730,000 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation dated as of August 2, 2004 including amounts of such deferred payments to senior management.

Gryphon charged the Predecessor Company an administrative fee for management services that Gryphon performed on behalf of the Predecessor Company. The total expense incurred by the Predecessor Company related to this fee for the period from January 1, 2003 through February 18, 2003 was approximately $96,000 which has been included in branch and corporate overhead expenses on the consolidated statements of operations.

The Predecessor Company reimbursed Gryphon for certain costs that Gryphon incurred in connection with its services to the Predecessor Company. The amount reimbursed for the period from January 1, 2003 through February 18, 2003 was $92,000.

The Predecessor Company had a note receivable from an executive and stockholder in the amount of approximately $268,000 plus interest payable of 10%. The loan was settled and subsequently paid on February 19, 2003 in conjunction with the sale of the Predecessor Company. (See Note 4.)

During fiscal 2004 and fiscal 2003, we provided contract security officer services to Revlon and its subsidiaries. For fiscal 2004 and fiscal 2003, we received aggregate payments from Revlon for such services of $0.40 million and $0.02 million, respectively.

During fiscal 2004 and fiscal 2003, we provided contract security officer services to Panavision Inc. and its subsidiaries. For fiscal 2004 and fiscal 2003, we received aggregate payments from Panavision Inc. for such services of $0.14 million and $0.05 million, respectively.

During fiscal 2004 and fiscal 2003, we provided contract security officer services to M & F Worldwide and its subsidiaries. For fiscal 2004 and fiscal 2003, we received aggregate payments from M & F Worldwide for such services of $0.27 million and less than $0.01 million, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

Mafco is the controlling stockholder of each of Revlon and Panavision Inc. and as of December 31, 2004, beneficially owned approximately 37.9% of the outstanding common stock of M & F Worldwide. The rates charged for these services were competitive with industry rates for similarly situated security firms.

15.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the year ended December 31, 2004, the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003, and for the year ended December 31, 2002, was approximately $6,399,000, $3,833,000, $561,000, and $3,928,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

2005	$7,830
2006	6,139
2007	4,132
2008	2,086
2009	1,236
Thereafter	1,060
Total	$22,483

ALLIED SECURITY HOLDINGS LLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In Thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,908	111	(313)	$1,706
Period from January 1, 2003 to February 18, 2003:
Allowance for doubtful accounts	$1,706	160	(6)	$1,860
Period from February 19, 2003 to December 31, 2003:
Allowance for doubtful accounts (a)	$—	1,502	(219)	$1,283
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,283	648	(538)	$1,393

(a)	Beginning balance is $0 as a result of a change in ownership related to the Mafco acquisition as discussed in Note 1 to the Consolidated Financial Statements.