Form 10-Q
period 2005-03-31
Allied Security Holdings LLC
filed 2005-05-13
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-119127

ALLIED SECURITY HOLDINGS LLC
(Exact name of Registrant as specified in its charter)

Delaware	20-1379003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3606 Horizon Drive King of Prussia, PA (Address of principal executive offices)	19406 (Zip Code)

Registrant's telephone number, including area code: (610) 239-1100

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2005, there were 1,098,862 vested and unvested Class A, Class B and Class C units outstanding.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,229	$11,008
Restricted cash	6,090	7,951
Accounts receivable, net of allowance for doubtful accounts of $1,381 and $1,393 as of March 31, 2005, and December 31, 2004, respectively	121,504	129,729
Prepaid expenses and other current assets	3,287	3,797
Prepaid insurance premiums	4,118	7,206
Total current assets	161,228	159,691
Property and equipment, net	20,592	20,838
Goodwill	346,472	347,766
Other intangible assets, net	94,354	99,683
Deferred financing fees, net	12,398	12,897
Other assets	487	489
Total assets	$635,531	$641,364
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$18,250	$16,000
Insurance premium financing	2,498	6,246
Accounts payable	4,253	4,046
Accrued expenses	29,701	35,791
Accrued claims reserves	26,764	25,511
Accrued payroll and related payroll taxes	51,211	40,227
Accrued termination costs	4,118	6,110
Advance payments	15,707	13,460
Total current liabilities	152,502	147,391
Senior term loan	183,750	190,000
Senior subordinated notes	178,019	177,966
Due to affiliates	13,643	13,323
Other long-term liability	1,413	1,473
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	2,710	2,710
Members' equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 130,250 units and 122,750 units issued and outstanding as of March 31, 2005, and December 31, 2004, respectively	49	44
Additional paid-in capital	393	393
Accumulated deficit	(28,631)	(23,641)
Accumulated other comprehensive income	15	37
Total members' equity	103,494	108,501
Total liabilities and members' equity	$635,531	$641,364

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Revenues	$274,183	$171,023
Cost of revenues	237,066	146,600
	37,117	24,423

Branch and corporate overhead expenses	23,918	16,432
Depreciation and amortization	8,344	5,172
Operating income	4,855	2,819

Interest expense, net	9,845	5,822
Net loss	$(4,990)	$(3,003)

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net loss	$(4,990)	$(3,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,344	5,172
Noncash interest expense	994	1,377
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	8,225	(1,053)
Other current assets and liabilities, net	17,437	7,785
Accounts payable and accrued expenses	(6,274)	(526)
Advance payments	2,247	2,784
Non-compete payments	(100)	(100)
Other	15	—
Net cash provided by operating activities	25,898	12,436

Cash flows from investing activities
Purchases of property and equipment	(2,784)	(1,889)
Consideration paid for acquisition of businesses, net of cash acquired	—	(11,370)
Net cash used in investing activities	(2,784)	(13,259)

Cash flows from financing activities
Repayment of senior term loan	(4,000)	(1,727)
Proceeds from issuance of debt	—	7,500
Insurance financing payments	(3,748)	(1,982)
Financing fees	(123)	(34)
Net cash (used in)/provided by financing activities	(7,871)	3,757

Effect of foreign currency rates on cash and cash equivalents	(22)	—

Net change in cash and cash equivalents	15,221	2,934
Cash and cash equivalents at beginning of period	11,008	8,102
Cash and cash equivalents at end of period	$26,229	$11,036

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

1.    Organization

SpectaGuard Acquisition LLC ("SpectaGuard"), a wholly owned subsidiary of Allied Security Holdings LLC (together with its subsidiaries, the "Company"), was formed on February 19, 2003, as a result of the purchase transaction by and among MacAndrews & Forbes Holdings Inc., formerly known as Mafco Holdings Inc. ("Mafco"), and certain of its related parties, as well as management of SpectaGuard's predecessor. As a result of this transaction, Mafco has a controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition ("Predecessor Company"). These financial statements include the results of operations since the Mafco acquisition of SpectaGuard and reflect all purchase accounting adjustments required as of that date.

On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated ("Barton"), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. Allied Security Holdings LLC has no independent assets or operations other than its ownership of all of the membership units of SpectaGuard.

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation ("FDOT"). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services, LLC, (ii) Allied Security, LLC, (iii) Allied Security, LP, (iv) Professional Security Bureau, LLC ("PSB"), which was acquired on December 19, 2003 (see Note 4), (v) Barton Protective Services LLC, which was formed in connection with the acquisition of Barton on August 2, 2004 (see Note 4), (vi) SpectaGuard Acquisition LLC, (vii) AlliedBarton Security Services LLC, and (viii) AlliedBarton Security Services LP. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of "Allied Security" and "Barton Protective Services" nationally, as well as under the commonly known name of "AlliedBarton", and also as "SpectaGuard" and "Professional Security Bureau" in the northeast region of the United States. The Company's wholly owned international subsidiary is not significant to the Company's consolidated financial statements.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2005, consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004 filed with the SEC on a Form 8-K and on a Special Report on Form 10-K, each on March 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes balances on deposit with the Company's insurance carrier to pay workers' compensation claims.

Accounts Receivable

The Company's customers are primarily located throughout the United States. The Company grants credit to its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on prior experience which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Such amounts are charged off against the allowance for doubtful accounts when the Company concludes that the balances will not be recoverable.

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

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the Company's assets to its fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment.

Customer lists are amortized using the straight-line method over six years. Covenants not-to-compete are being amortized using the straight-line method over 5 years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

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

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the quarter ended March 31, 2005 (in thousands):

Three months ended
March 31, 2005
Barton goodwill adjustments	$1,294

Cash interest paid during the quarters ended March 31, 2005 and March 31, 2004, was approximately $14,167,000 and $4,586,000, respectively.

3.    Mafco Acquisition

On February 19, 2003, Mafco, through its wholly owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included the former SpectaGuard Acquisition LLC and its wholly owned subsidiaries for approximately $263,588,000. This purchase was funded through borrowings of $151,156,000 and cash contributions of $116,915,000 recorded as follows: $112,983,000 from Mafco and its related parties for Class A Units, $2,307,000 from OCM Specta Holdings Inc. ("OCM") for Class A Units, $1,538,000 from Blackstone SG Mezzanine Corp. ("Blackstone") for Class A units, and $87,000 from members of the Company's senior management for Class B and Class C units (See Note 11).

In connection with this transaction, a syndicate of lending institutions underwrote $125,000,000 of Senior Secured Credit Facilities (the "Refinanced Senior Secured Credit Facilities"). The Refinanced Senior Secured Credit Facilities consisted of (i) a $20,000,000 5-year Revolving Credit Facility (the "Refinanced Revolver") and (ii) a $105,000,000 7-year Senior Term Loan Facility (the "Refinanced Senior Term Loan"). In addition, the Company issued at a discount Senior Subordinated Notes (the "Refinanced Senior Subordinated Notes") to affiliates of OCM and Blackstone with an aggregate face value of $50,000,000 for net proceeds of $46,156,000 (See Note 7).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was approximately $263,588,000 and is allocated as follows (in thousands):

Current assets	$55,705
Property and equipment	9,913
Goodwill	192,459
Customer list	73,643
Other assets	144
Current liabilities	(57,041)
Other long-term liabilities	(11,235)
$263,588

4.    Acquisitions

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB (the "PSB Acquisition"). The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to a working capital purchase price adjustment settled in 2004 for $100,000. The cost of the acquisition was approximately $45,766,000 and is allocated as follows (in thousands):

Current assets, net of cash acquired of $485	$12,099
Property and equipment	533
Goodwill	31,744
Customer list	8,877
Covenant not-to-compete	1,700
Other assets	66
Current liabilities	(7,553)
Covenant not-to-compete liability	(1,700)
$45,766

This purchase was funded through borrowings of $40,500,000 (see Note 7) and cash contributions of $7,500,000 recorded as follows: $6,651,000 from Mafco and its related parties, $173,000 from OCM, $107,000 from Blackstone and $569,000 from members of the Company's senior management, in each case in exchange for Class A units (see Note 11).

In connection with the acquisition of PSB, two former owner/executives entered into covenant-not-to-compete agreements with the Company. The terms of the agreements are five years from December 19, 2003. In consideration for these individuals entering into these agreements, the Company will pay $2,250,000 in the aggregate to these individuals over the term of the agreements. Payments under the covenant not-to-compete agreements are subordinated to the Company's New Credit Facility (as hereinafter defined) (see Note 7) and have been recorded at the discounted present value of the liability. Covenants not-to-compete are being amortized over the benefit period of five years and are included in the caption as other long-term liability on the accompanying consolidated balance sheets.

As a result of this transaction, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded a total reserve of

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

$1,276,000 related to the PSB Plan as a part of the purchase price allocation above. As of March 31, 2005, $819,000 of payments have been made related to the PSB Plan. As of December 31, 2004, the severance-related portion of the plan was complete.

In connection with the PSB Acquisition, the Company deposited $3,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. The funds remain in the escrow account pending a resolution of the Company's outstanding claims for indemification from the sellers, and any remaining balance not disbursed pursuant to the Indemnity Escrow Agreement will thereafter be remitted to the former PSB shareholders.

On March 19, 2004, the Company acquired ( the "SSI Acquisition") certain assets of Security Systems, Inc. ("SSI"). Prior to the SSI Acquisition, SSI provided contract security officer services to various corporate customers and universities in the Boston Metropolitan area. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition is subject to revenue related purchase price adjustments, of which $719,000 has been settled as of March 31, 2005 and any remaining adjustment will be settled later in 2005.

The estimated cost of the acquisition was $10,574,000 and is allocated as follows (in thousands):

Current assets	$2,910
Property and equipment	120
Goodwill	5,090
Customer list	2,808
Current liabilities	(354)
$10,574

This purchase was funded through borrowings of $7,500,000 (see Note 7).

On August 2, 2004, the Company acquired Barton (the "Barton Acquisition"). Barton provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the FDOT. The Company preliminarily allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The estimated cost of the acquisition was approximately $181,033,000 and is allocated as follows (in thousands):

Current assets	$50,677
Property and equipment	7,335
Goodwill	117,178
Customer list	40,536
Other assets	246
Current liabilities	(34,939)
$181,033

This purchase was funded in connection with borrowings of $210,000,000 of New Senior Term Loans (as hereinafter defined) and $180,000,000 aggregate principal amount of Notes (as hereinafter defined) (see Note 7). The Barton Acquisition and related financing transactions are referred to collectively as the "Transactions".

As a result of the Barton Acquisition, the Company adopted a formal plan (the "Barton Plan") to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. As of March 31, 2005, approximately $789,000 of payments have been made related to the Barton Plan. In the first quarter of 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $1,561,000. The Company expects to complete the Barton Plan by August 2005.

In connection with the Barton Acquisition, the Company deposited $9,000,000 into an escrow account pursuant to the Escrow Agreement entered into contemporaneously with the Barton Acquisition among the Company, then current shareholders of Barton and the escrow agent. The funds will remain in the escrow account until March 31, 2006 and any remaining balance not distributed pursuant to the Escrow Agreement will thereafter be remitted to the former Barton shareholders.

The following table shows the activity for the accrued termination costs for the above acquisitions (in thousands):

	Balance as of December 31, 2004	Payments	Adjustments	Balance as of March 31, 2005
Lease	$4,103	$(303)	$(1,270)	$2,530
Severance	2,007	(128)	(291)	1,588
Total	$6,110	$(431)	$(1,561)	$4,118

5.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests.

The change in carrying amount of goodwill for the three months ended March 31, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$347,766
Adjustment to Barton Acquisition Goodwill	(1,294)
Balance as of March 31, 2005	$346,472

The goodwill adjustment related to the Barton Acquisition in 2005 is preliminary and may be subject to adjustment subsequent to March 31, 2005.

Gross carrying amounts and accumulated amortization for intangible assets as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(32,786)	$(27,542)
Covenants not-to-compete	1,700	1,700	(425)	(340)
Total	$127,565	$127,565	$(33,211)	$(27,882)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

Amortization expense for intangible assets for the quarters ended March 31, 2005 and March 31, 2004 was approximately $5,329,000 and $3,523,000, respectively.

Estimated annual aggregate amortization expense for intangible assets for the current year and the subsequent five years is as follows (in thousands):

For the year ended December 31, 2005	$21,317
For the year ended December 31, 2006	$21,317
For the year ended December 31, 2007	$21,317
For the year ended December 31, 2008	$21,317
For the year ended December 31, 2009	$10,383
For the year ended December 31, 2010	$4,032

6.    Deferred Financing Fees

The Company amortizes deferred financing fees to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the New Senior Term Loans, which mature between June 2010 and July 2011 (see Note 7).

Amortization of deferred financing fees for the quarters ended March 31, 2005 and March 31, 2004 was approximately $582,000 and $472,000, respectively.

The estimated annual aggregate amortization expense, which will be included in interest expense, for the current year and the subsequent five years is as follows for deferred financing fees (in thousands):

For the year ended December 31, 2005	$2,307
For the year ended December 31, 2006	$2,253
For the year ended December 31, 2007	$2,148
For the year ended December 31, 2008	$2,029
For the year ended December 31, 2009	$1,922
For the year ended December 31, 2010	$1,541

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

7.    Debt

The Company's debt is summarized as follows at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
New Senior Term Loan, variable rate interest (6.81% at March 31, 2005), due through June 30, 2010	$202,000	$206,000
11.375% Senior Subordinated Notes, due July 15, 2011	178,019	177,966
2.99% fixed rate insurance premium financing, due through May 1, 2005	2,498	6,246
	382,517	390,212
Less current maturities	(20,748)	(22,246)
	$361,769	$367,966

In connection with the February 19, 2003 formation of the Company, the Company entered into a $125,000,000 Refinanced Senior Secured Credit Facility. The Refinanced Senior Secured Credit Facility consisted of (i) a $20,000,000 5-year Refinanced Revolver and (ii) a $105,000,000 7-year Refinanced Senior Term Loan. The Refinanced Senior Secured Credit Facility was amended on May 2, 2003 (the "First Amended Refinanced Credit Facility") to reduce the Refinanced Senior Term Loan to $95,000,000. As a result of the First Amended Refinanced Credit Facility, an additional 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount of the Refinanced Senior Term Loan (see Note 11). The Refinanced Senior Term Loan bore interest on the outstanding principal balance at a rate equal to the three-month LIBOR (with a floor limit of 2.50%) plus a 5.00% margin.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

On March 19, 2004, in connection with the SSI Acquisition, the Company issued a $7,500,000 add-on term loan which was permitted as a delayed draw in the Second Amended Refinanced Credit Facility.

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a new senior secured credit facility (the "New Credit Facility") with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The New Credit Facility provides for (i) a $210,000,000 six-year term loan facility (the "New Senior Term Loan") and (ii) a $50,000,000 five-year revolving loan (the "New Revolver") with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the "Notes"), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the New Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. As of August 2, 2004 and prior to giving effect to the Transactions, the Company had $125,000,000 in term loans outstanding under the Refinanced Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Company had $61,900,000 principal outstanding, including PIK interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to redemption of the Refinanced Senior Subordinated Notes.

For the New Senior Term Loan, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.25%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.25%. As of March 31, 2005, the principal amount outstanding was $202,000,000 bearing an interest rate of 6.81%. See Note 14 for a description of recent amendments to the New Credit Facility.

The New Revolver includes a sublimit of up to $40,000,000 of letter of credit availability. The New Revolver availability is reduced by outstanding letters of credit, which totaled $23,849,000 as of March 31, 2005. For the New Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the New Revolver are due on August 2, 2009. As of March 31, 2005, the interest rate was 4.50% and the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company's assets were pledged as collateral for the Refinanced Credit Facility. The Company's assets are pledged as collateral for the New Credit Facility.

The New Credit Facility and the Notes are guaranteed by each of the Company's current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company has a non-guarantor subsidiary located in the United Kingdom, which generates less than one percent of the Company's consolidated revenues and holds less than one percent of the Company's consolidated assets as of March 31, 2005.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at March 31, 2005.

The New Credit Facility and the Notes contain various financial and other covenants. The Company was in compliance with all such covenants at March 31, 2005.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments are due in equal monthly installments through May 1, 2005 and bear an annual interest rate of 2.99%.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

Debt maturities for the current year and the subsequent five years and thereafter are as follows (in thousands):

2005	$14,498
2006	25,000
2007	30,000
2008	30,000
2009	30,000
2010	75,000
Thereafter	178,019
Total	$382,517

8.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has reserved for certain of these claims based upon insurance coverages and management's judgment (in some cases after receipt of the advice of counsel). In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

9.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members' equity (deficit) from transactions and other events from sources other than members. A reconciliation of net income (loss) to other comprehensive income (loss) is as follows (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
Net loss	$(4,990)	$(3,003)
Foreign currency translation adjustments	(22)	—
Comprehensive loss	$(5,012)	$(3,003)

10.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company's Operating Agreement, dated as of August 2, 2004 (the "Operating Agreement"). The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income reported for financial statement purposes.

Under the Predecessor Company, Effective Holdings Inc. and its subsidiaries and AS Acquisition Inc. and its subsidiaries, all of which were corporations that were converted to limited liability companies, were taxed under Subchapter C of the Internal Revenue Code. The effective tax rate for the Predecessor Company differed from the federal statutory rate due primarily to state taxes, nondeductible items, and operating results not taxed at the corporate level.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

11.    Units Subject to Put Rights and Members' Equity

The capital structure of the Company consists of three classes of units which are designated as Class A Units, Class B Units, and Class C Units (collectively, "Units"). The Company is authorized to issue up to 10,000,000 Units. The Units do not have any voting approval or consent rights. Class A and Class B Units represent vested ownership interests in the Company. Class C Units generally vest 50% based on passage of time ("Time Based") and 50% based on achievement of defined performance targets ("Performance-Based") over periods ranging from three to five years.

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

On May 2, 2003, an additional 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount outstanding under the Refinanced Senior Term Loan (see Note 7). Of these units, 1,562 units were subject to put rights and had a fair value of $230,000.

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

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2005

On March 9, 2005, an additional 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. As of March 31, 2005, no fair value adjustments to the Class A redemption amounts were required.

Pursuant to the Operating Agreement, a member of senior management has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. There were no Class B Units issued in 2004. As of March 31, 2005, no adjustments to the Class B redemption amounts were required.

12.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $15,730,000 in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation dated as of August 2, 2004 including amounts of such deferred payments to senior management.

13.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the quarters ended March 31, 2005 and March 31, 2004 was approximately $2,131,000 and $1,285,000, respectively.

14.    Subsequent Event

On May 10, 2005, the Company executed an amendment ("Amendment No. 1") to its New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30 million to $60 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the New Revolver was increased from $40 million to $50 million.

Allied Security Holdings LLC

Supplemental Non – GAAP financial information

EBITDA is defined as income (loss) before interest expense, income taxes and depreciation and amortization. EBITDA is presented because we believe it is useful to investors as a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and because such disclosure provides investors with additional criteria used by us to evaluate our operating performance.

EBITDA is not defined under U.S. generally accepted accounting principles, or GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and other non-GAAP financial measures have limitations which you should consider if you use these measures to evaluate our liquidity or financial performance. EBITDA does not include interest expense, which has required significant uses of our cash in the past and will require us to expend significant cash resources in the future. EBITDA also does not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating our operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or the businesses we may acquire. Our computation of EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table reconciles net loss, as reported in the Company's consolidated statements of operations, to EBITDA:

	Three months ended March 31,
	2005	2004
	(in thousands)
	(Unaudited)
Reconciliation of Net Loss to EBITDA:
Net loss	$(4,990)	$(3,003)
Interest expense, net	9,845	5,822
Depreciation and amortization	8,344	5,172
EBITDA	$13,199	$7,991

The foregoing supplemental non-GAAP financial information does not form part of the Company's unaudited financial statements, or the notes thereto, included elsewhere in this quarterly report.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of financial condition and results of operations are based upon financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, and should each be read together with the applicable consolidated financial statements, the notes to those financial statements and the other financial information appearing elsewhere in this Report on Form 10-Q.

This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled "Risk Factors" in our filings with the SEC, actual results may differ materially from those anticipated by such forward-looking statements. See "Forward Looking Statements."

Overview

We offer premium contract security officer services to quality-conscious customers in seven vertical markets throughout the United States: high-rise office buildings, corporate complexes, shopping malls, financial institutions, universities, hospitals and industrial sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide contract employees for toll collection services to the FDOT. As of December 31, 2004, we employed approximately 37,300 security officers and toll collectors. As of December 31 2004, we provided contract security officer services to over 2,000 clients, including more than 100 of the Fortune 500 companies, in 41 states and the District of Columbia.

Revenues

We generate revenues primarily from customer contracts pursuant to which we provide security officer services at agreed upon hourly billing rates to customers such as property management companies, corporations, financial institutions, universities, mall management companies and hospitals. Our standard customer contract is a one-year contract that can be terminated by either the customer or us on 30 days' notice at any time. We have found that we have generally been successful in extending these contracts and negotiating favorable adjustments to billing rates. Revenues from our contracts with the FDOT are generated in substantially the same manner in which we generate revenues from our security officers.

Cost of Revenues

Our largest operating expenses are payroll, payroll taxes and employee-related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce. Our expenses also include workers' compensation and general liability costs. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Acquisition by Mafco

On February 19, 2003, Mafco, through its wholly owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included SpectaGuard and its wholly owned subsidiaries, from Gryphon Partners II, L.P. and other minority owners for approximately $263.6 million. The purchase was funded through borrowings of $151.2 million and cash contributions of $116.9 million recorded as follows: $113.0 million from Mafco and its related parties for Class A Units, $2.3 million from OCM Specta Holdings Inc. ("OCM") for Class A Units, $1.5 million from Blackstone SG Mezzanine Corp. ("Blackstone") for Class A units, and $0.1 million from members of our senior management for Class B and Class C units.

In connection with this transaction, a syndication of lending institutions underwrote $125,000,000 of Senior Secured Credit Facilities (the "Refinanced Senior Secured Credit Facilities"). The Refinanced Senior Secured Credit Facilities consisted of (i) a $20,000,000 5-year Revolving Credit Facility (the "Refinanced Revolver") and (ii) a $105,000,000 7-year Senior Term Loan Facility (the "Refinanced Senior Term Loan"). In addition, we issued at a discount Senior Subordinated Notes (the "Refinanced Senior Subordinated Notes") to affiliates of OCM and Blackstone with an aggregate face value of $50,000,000 for net proceeds of $46,156,000.

The Barton Acquisition and the Refinancing

On May 12, 2004, SpectaGuard, BPS LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of SpectaGuard, Barton and Barton's shareholders (the "Shareholders") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which we acquired Barton (the "Barton Acquisition") through the merger of Barton with and into BPS LLC, with BPS LLC as the surviving limited liability company. Upon completion of the Barton Acquisition, on August 2, 2004, all shareholders of Barton, holders of vested stock options and holders of phantom stock units received merger consideration in an aggregate amount of $181.0 million in cash and BPS LLC changed its name to Barton Protective Services LLC. Also in connection with the closing of the Barton Acquisition, the members of SpectaGuard became the members of Allied Security Holdings LLC (and Allied Security Holdings LLC became the sole member of SpectaGuard) through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Security Holdings LLC. The SpectaGuard Operating Agreement then in effect was terminated and the members of Allied Security Holdings LLC entered into the current Operating Agreement, which contains provisions substantially similar to the Spectaguard Operating Agreement. The Barton Acquisition and the related financing transactions are referred to collectively as the "Transactions".

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, we entered into a new senior secured credit facility (the "New Credit Facility"). The New Credit Facility provides for (i) a $210.0 million six-year senior term loan (the "New Senior Term Loan") and (ii) a $50.0 million five-year revolver (the "New Revolver") with certain sub-limits for letters of credit and swingline loans. In addition, we issued $180.0 million in aggregate principal amount of senior subordinated notes (the "Notes") which mature on July 15, 2011. We used initial borrowings under the New Credit Facility, together with the net proceeds from the offering of the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Senior Secured Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. We drew down the full amount of the New Senior Term Loan and none of the New Revolver in connection with the Transactions. As of August 2, 2004 and prior to giving effect to the Transactions, we had $125.0 million in term loans outstanding under the Refinanced Senior Secured Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Refinanced Senior Subordinated Notes comprised $50.0 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and PIK interest at 3.00% per annum, each payable quarterly, and $10.5 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and pay-in-kind interest at 4.25% per annum, each payable quarterly. We had $61.9 million principal outstanding, including paid-in-kind interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to the redemption of the Refinanced Senior Subordinated Notes.

On May 10, 2005, the Company executed an amendment ("Amendment No. 1") to its New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30 million to $60 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the New Revolver was increased from $40 million to $50 million.

Acquisition of Certain Assets and Liabilities of Security Systems, Inc.

On March 19, 2004, we acquired certain assets and liabilities of SSI, including the rights to perform under SSI's customer contracts, for $10.6 million, subject to certain post-closing adjustments, a portion of which was settled in September 2004. Prior to the SSI Acquisition, SSI was a provider of high-quality contract security services to universities and corporate customers primarily in Boston. The SSI Acquisition was funded through the issuance of a $7.5 million term loan which was permitted as a delayed draw under the Refinanced Senior Secured Credit Facility.

In connection with the SSI Acquisition, we implemented a cost reduction plan to reduce headcount in corporate and branch administrative functions and exit duplicative facilities. As of March 31, 2004, this cost reduction plan was complete.

Acquisition of Professional Security Bureau, Ltd.

On December 19, 2003, we acquired all of the outstanding common shares of the predecessor company of PSB. The cost of the acquisition was subject to a working capital purchase price adjustment, which was settled in February 2004. The cost of the acquisition (exclusive of financing costs) was approximately $45.8 million.

The PSB Acquisition was funded through aggregate borrowings of $40.5 million and cash contributions of $7.5 million. The Refinanced Senior Secured Credit Facility was amended and restated to provide for an additional $30.0 million senior term loan and an additional $10.0 million of availability under the revolving credit facility. In addition, we issued $10.5 million of additional Refinanced Senior Subordinated Notes due June 30, 2010 to OCM, Blackstone and Blackstone Holdings. The Refinanced Senior Secured Credit Facility and the Refinanced Senior Subordinated Notes were refinanced as part of the Transactions. See "The Barton Acquisition and the Refinancing."

In connection with this transaction, we adopted a formal plan to terminate certain PSB employees, exit duplicative PSB office facilities and reduce certain other corporate and branch administrative expenses. We accrued $1.3 million of costs related to severance-related benefits and lease termination costs. As of December 31, 2004, the severance-related portion of the plan was complete.

Basis of Presentation and Critical Accounting Policies

Revenues

We record revenues on an accrual basis. Billings are based on client contracts, which generally include a markup on wages paid or a stated bill rate for hours worked. The vast majority of customers are billed a rate for hours worked, which rates take account of both wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated markup and in other instances at cost as incurred. Clients are billed on a weekly, biweekly, monthly or quarterly basis.

Cost of Revenues

The direct cost of revenues is primarily comprised of direct labor, related payroll taxes, medical and life benefits and workers' compensation and liability insurance. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, bonus, overtime, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime and training time, which is generally not billable. Medical benefit costs are based on self-insured plans, which cover the majority of our workforce, and premium-based plans. The self-insured medical costs are recorded by applying internal estimates based on actual claims history. The premium-based plan costs are charged based on actual premiums paid. Workers' compensation and liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, loss fund payments, claims and administrative costs. These charges are monitored closely against established reserves.

Branch and Corporate Overhead Expense

Branch overhead expense includes all salaries, salary-related expenses, benefits and travel and entertainment costs paid to branch-level employees. Branch administrative personnel typically include division presidents, vice president/general managers, district managers, security directors and administrative staff. Other primary branch overhead expenses include rent, classified advertisements, office expenses and bad debt reserves. Corporate overhead expense includes all expenses related to our headquarters, salaries and related expenses, including benefits, commissions, bonuses, travel and entertainment costs, rent, sales and marketing costs, professional and consulting fees, and office expenses.

Depreciation and Amortization Expense

Depreciation expense consists of the depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the Mafco, Barton, PSB and SSI acquisitions. It also includes the amortization of covenants not-to-compete. In accordance with the provisions of SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), we do not amortize goodwill.

Interest Expense

Interest expense consists of the cost of interest related to our senior long-term debt, senior subordinated notes and related discount, revolving line of credit and insurance premium financing. It also includes amortization of deferred financing fees and the accretion of liabilities related to due to affiliates and covenants not-to-compete.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following are critical accounting policies that we believe require us to make significant estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.

Accounts Receivable Reserve.    Our customers are primarily located throughout the United States. We grant credit to our customers and generally do not require collateral. We maintain an allowance for doubtful accounts, which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of the accounts receivable balance on a monthly basis and performs additional detail review on a quarterly basis. This process includes an analysis of specific reserves required based upon known credit collection issues and potential reserve adjustments as well as a general reserve percentage for all other receivables based on our experience of historical write-off amounts.

Insurance Reserves.    We maintain insurance coverage for workers' compensation, medical claims and general liability. The Company has reserved for certain of these claims based upon insurance coverages and management's judgment (in some cases after receipt of the advice of counsel). Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, our insurance reserves are sufficient to cover the ultimate outcome of these claims.

Goodwill and Intangible Assets.    Under SFAS No. 142, we do not amortize goodwill and intangible assets with indefinite lives; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets with finite lives continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the assets to its fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. Our determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment for fiscal 2004.

We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Historical Results of Operations of the Company

Revenues.    Revenues increased by $103.2 million, or 60.4%, to $274.2 million for the first quarter of 2005 from $171.0 million for the first quarter of 2004. This increase is mainly attributable to the Barton and SSI Acquisitions, which resulted in an additional $99.2 million of revenues for the first quarter of 2005.

Cost of Revenues.    Cost of revenues increased by $90.5 million, or 61.7%, to $237.1 million for the first quarter of 2005 from $146.6 million for the first quarter of 2004. The increase was mainly the result of additional revenues in connection with the Barton and SSI Acquisitions. Cost of revenues as a percentage of revenues increased to 86.5% for the first quarter of 2005 from 85.7% for the first quarter of 2004. The increase was due mainly to higher sub-contract labor, resulting primarily from the FDOT contract acquired with the Barton Acquisition as well as increased business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $7.5 million, or 45.7%, to $23.9 million for the first quarter of 2005 from $16.4 million for the first quarter of 2004. The increase in overhead expenses is primarily the result of the Barton Acquisition. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.7% for the first quarter of 2005 from 9.6% for the first quarter of 2004. This decrease is primarily the result of cost savings related to the integration of the Barton Acquisition.

Depreciation and Amortization.    Depreciation and amortization increased by $3.1 million to $8.3 million for the first quarter of 2005 from $5.2 million for the first quarter of 2004. This increase is primarily the result of increased amortization expense of $1.8 million due to increased customer list values resulting from the Barton and SSI Acquisitions and increased depreciation of uniforms due to additional security officers resulting from the Barton and SSI Acquisitions.

Operating Income.    Operating income increased by $2.1 million to $4.9 million for the first quarter of 2005 from $2.8 million for the first quarter of 2004. This increase is primarily related to the Barton and SSI Acquisitions.

Interest Expense, Net.    Interest expense, net increased $4.0 million to $9.8 million for the first quarter of 2005 from $5.8 million for the first quarter of 2004. This increase is due to higher debt balances as a result of the Transactions.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement.

Net Loss.    Net loss increased by $2.0 million to $5.0 million for the first quarter of 2005 from $3.0 million for the first quarter of 2004, as a result of the items described above.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. As of March 31, 2005, cash and cash equivalents totaled $26.2 million compared to $11.0 million at

December 31, 2004. On March 19, 2004, we acquired specific assets and liabilities of SSI for $10.6 million, subject to certain post-closing adjustments and, on August 2, 2004, we acquired Barton for approximately $181.0 million, subject to certain adjustments. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the first quarter of 2005 was $25.9 million compared to $12.4 million for the first quarter of 2004. Cash provided by operating activities was generated primarily from operating income as well as improvements in working capital changes for the first quarter of 2005 compared to the first quarter of 2004.

Cash used in investing activities for the first quarter of 2005 was $2.8 million compared to $13.3 million for the first quarter of 2004 which consisted primarily of the SSI Acquisition. Investing activities have historically consisted of purchases of property and equipment, primarily uniforms. In the first quarter of 2005, we paid $2.8 million for property and equipment versus $1.9 million in the first quarter of 2004. For 2005, we expect that our capital expenditures will be approximately 1.3% of revenues, primarily for the purchase of uniforms.

Financing activities have primarily consisted of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the first quarter of 2005 was $7.9 million compared to $3.8 million provided by financing activities for the first quarter of 2004. The decrease is primarily the result of a scheduled repayment of term loan principal and increased insurance financing payments in the first quarter of 2005 compared to net proceeds from the issuance of debt and lower insurance financing payments in the first quarter of 2004.

As of August 2, 2004 and prior to giving effect to the Transactions, no amounts under the revolver and $125.0 million in term loans were outstanding under the Refinanced Senior Secured Credit Facility and $61.9 million aggregate face value of Refinanced Senior Subordinated Notes were outstanding. As part of the Transactions, we repaid amounts outstanding under the Refinanced Senior Secured Credit Facility and redeemed the Refinanced Senior Subordinated Notes.

As of March 31, 2005 we had approximately $382.5 million of outstanding indebtedness, which includes the Notes, amounts outstanding under our New Credit Facility and insurance premium financing. In addition, as of March 31, 2005, we had $26.2 million of unused revolver borrowing capacity under the New Credit Facility, net of the issuance of $23.8 million of outstanding letters of credit.

In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. There was no distribution during the first quarter of either 2004 or 2005.

Description of Indebtedness

Simultaneous with the closing of the Barton Acquisition, we entered into the New Credit Facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. Our New Credit Facility provides for commitments by the lenders for original term loans of $210.0 million and of $50.0 million in revolving loans, with certain sub-limits for letters of credit and swingline loans.

The Company may choose Eurodollar rate loans or base rate loans pricing and may elect interest periods of one, two, three or six months for Eurodollar borrowings. Each Eurodollar rate loan bears interest at a rate per annum equal to the Eurodollar rate for such day plus 4.5% if it is a revolving loan and 4.25% if it is a term loan. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.5% if it is a revolving loan and 3.25% if it is a term loan. Upon a payment default, interest will accrue at 2.0% over the applicable margin for both the Eurodollar and base rate loans and the overdue amounts will accrue interest at 2.0% over the applicable margin for base rate loans. The Company must pay a commitment fee of 0.75% on the unused portion of its revolver commitments. The interest rates and commitment fee may decrease in the future based on the Company's historical leverage ratios. The Company's obligation under the senior secured credit facility are guaranteed by each of the Company's domestic subsidiaries. The Company's obligations under the senior secured credit facility and the obligations of our subsidiary guarantors under the Guarantee and Collateral Agreement are secured by a first priority lien on substantially all of our, and each subsidiary guarantor's, present and future tangible and intangible assets, including, without limitation, all goods, payment receivables, deposit accounts, general intangibles, intellectual property and all of the equity interests of each of the subsidiary guarantors and 66% of the equity interests in each of our, or any subsidiary guarantor's foreign subsidiaries. Such obligations are also secured by a pledge of the Company's membership interests owned by SpectaGuard Holding Corporation. The revolving commitments terminate and all outstanding revolving loans are required to be repaid on the fifth anniversary of the closing date. The term loans are repayable in 24 consecutive quarterly installments. The Company is permitted to make voluntary prepayments, as long as it gives the administrative agent notice. With certain exceptions, the Company is required to make mandatory prepayments on the term loans in certain circumstances. The proceeds from such mandatory prepayments are applied to the term loans in certain circumstances. The proceeds from such mandatory prepayments are applied to the term loans in reverse order of maturity and may not be reborrowed.

The senior secured credit facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenence of organizational existences, including, but not limited to, maintaining the Company's property insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company's corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain "permitted acquisitions" are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company's equity structure or the equity structure of any of the Company's subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company's fiscal year.

The senior secured credit facility contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; and (iii) a minimum consolidated interest coverage ratio. The senior secured credit facility contains customary events of default.

The issuers of the Notes are the Company and Allied Security Finance Corp. as co-issuers. The Notes mature on July 15, 2011. Interest on the Notes is paid on January 15 and July 15 of each year, commencing January 15, 2005. The Notes are unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee our new senior secured credit facility. The Notes and the guarantees are unsecured senior subordinated obligations of us and our guarantors. They rank behind all of our and our guarantors' current and future indebtedness other than trade payables, except indebtedness that expressly provides that it is not senior to the Notes and the guarantees. We may redeem some or all of the Notes as set forth in the indenture governing the Notes. The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional debt; pay dividends and make distributions; make certain investments; repurchase stock; incur liens; enter into certain transactions with affiliates; enter into certain sale and leaseback transactions; merge or consolidate; and transfer or sell assets. These covenants are subject to important exceptions and qualifications.

We drew down the full amount of the term loans and none of the revolving loans (excluding outstanding letters of credit) in connection with the Transactions. This amount was used together with the net proceeds from the offering of the Notes to finance the Barton Acquisition, to repay substantially all of our then existing indebtedness and to pay related fees, expenses and prepayment premiums.

On May 10, 2005, the Company executed Amendment No. 1 to its New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30 million to $60 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the New Revolver was increased from $40 million to $50 million.

In the ordinary course of business, we enter into short-term financing agreements in order to fund our business insurance policy premiums. On August 13, 2004, we entered into a financing agreement with Cananwill, Inc. for a total amount of $11.2 million. Payments are due in equal monthly installments through May 1, 2005 and bear an annual interest rate of 2.99%. As of March 31, 2005, the remaining balance of this financing agreement, including accrued interest, was $2.5 million.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our new senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt or comply with debt covenants, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, comply with debt covenants or to make capital expenditures.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under our senior term loan and revolving credit facility. These borrowings bear interest at variable rates. At March 31, 2005, a hypothetical 10% increase in interest rates applicable to our new senior secured credit facility would have increased our annual interest expense by approximately $1.4 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

We are exposed to foreign currency exchange rate fluctuations as the financial results of our UK foreign operations, acquired as part of the Barton Acquisition, are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk or for speculative or trading purposes. A hypothetical 10% increase in foreign currency exchange rates would not a have a material impact on our financial position or results of operations as of March 31, 2005.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2005, as well as certain written, electronic and oral disclosures made by the Company from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "estimates," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the FDOT to maintain its toll operator service contracts with the Company (which contracts are terminable at will by the FDOT for any reason if in the interests of the FDOT) or the failure of the FDOT to renew such contracts when they expire in December 2005 on terms which are favorable to the Company;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to Barton and the other businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Act when it expires at the end of 2005, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its New Credit Facility and anticipated cash flow from operating activities, to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company's financing arrangements;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the New Credit Facility and the indenture governing the Notes, and the Company's exposure to fluctuations in interest rates under the New Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, the Company encourages investors to read (i) the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4/A filed with the SEC on January 10, 2005 and (ii) the summary of the Company's critical accounting policies in Exhibit 99.1 to the Company's Current Report of Form 8-K (furnished to the SEC on March 31, 2005) under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation and Critical Accounting Policies" as well as in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, it undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We may be held liable for the negligent acts or misconduct of our agents or employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation asserting that we are liable for damages as a result of the conduct of our employees or others. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability in our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security officers. Under principles of common law, we can generally be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

In addition, many of our customer contracts contain provisions whereby we are contractually obligated to defend, indemnify and hold harmless our clients. The provisions vary from indemnification for our own negligence and misconduct to providing indemnification for any claims related to our services regardless of our fault. In a limited number of situations, we may also be required to indemnify our customers in cases of their own contributory negligence.

We maintain self-insurance programs and insurance coverage for this general liability risk, which we believe adequately insures us. We also seek to mitigate this risk exposure through indemnification or liability limitations in our contracts, analysis of customer facilities and implementation of programs for employee screening, training, supervision and safety and anonymous reporting by our employees. We believe that we have established adequate reserves for litigation liabilities in our consolidated financial statements. From time to time, we are involved in arbitrations or legal proceedings that arise in the ordinary course of business. We cannot predict the timing or outcome of these claims and proceedings. Currently, we are not involved in any arbitration and/or legal proceeding that we expect to have a material effect on our business, financial condition or results of operations. Exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuances of unregistered securities were conducted pursuant to Section 4(2) of the Securities Act:

On March 9, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Unit Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.2	Amendment to the Company's Operating Agreement, dated March 9, 2005 (filed herewith)
10.1	Summary of Compensation Arrangements (filed herewith)
10.2	Amendment No. 1 to the New Credit Facility, dated as of May 10, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 11, 2005)
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer and Manager (Principal Executive Officer)	May 13, 2005

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 13, 2005

William A. Torzolini

/s/ G. Michael Landis	Chief Accounting Officer (Principal Accounting Officer)	May 13, 2005

G. Michael Landis