Form 10-Q
period 2005-06-30
Allied Security Holdings LLC
filed 2005-08-15
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-119127

ALLIED SECURITY HOLDINGS LLC

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1379003 (I.R.S. Employer Identification No.)
3606 Horizon Drive King of Prussia, PA (Address of principal executive offices)	19406 (Zip Code)

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

As of June 30, 2005, there were 1,106,362 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,374	$11,008
Restricted cash	4,382	7,951
Accounts receivable, net of allowance for doubtful accounts of $1,970 and $1,393 as of June 30, 2005, and December 31, 2004, respectively	118,295	129,729
Prepaid expenses and other current assets	3,042	3,797
Prepaid insurance premium	1,029	7,206
Total current assets	158,122	159,691

Property and equipment, net	21,157	20,838
Goodwill	347,365	347,766
Other intangible assets, net	89,024	99,683
Deferred financing fees, net	12,608	12,897
Other assets	402	489
Total assets	$628,678	$641,364
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$5,000	$16,000
Insurance financing	—	6,246
Accounts payable	5,030	4,046
Accrued expenses	23,069	26,353
Interest payable	9,384	9,438
Accrued claims reserves	27,667	25,511
Accrued payroll and related payroll taxes	48,698	40,227
Accrued termination costs	2,781	6,110
Advance payments	12,536	13,460
Due to affiliates	9,484	—
Total current liabilities	143,649	147,391

Senior term loan	195,750	190,000
Senior subordinated notes	178,073	177,966
Due to affiliates	4,479	13,323
Other long-term liability	1,351	1,473
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	2,710	2,710
Members' equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 137,750 units and 122,750 issued and outstanding as of June 30, 2005, and December 31, 2004, respectively	54	44
Additional paid-in capital	393	393
Accumulated deficit	(29,428)	(23,641)
Accumulated other comprehensive income	(21)	37
Total members' equity	102,666	108,501
Total liabilities and members' equity	$628,678	$641,364

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$276,412	$176,241	$550,595	$347,264
Cost of revenues	235,109	148,508	472,175	295,108
	41,303	27,733	78,420	52,156

Branch and corporate overhead expenses	23,794	16,241	47,712	32,673
Depreciation and amortization	8,436	5,385	16,780	10,557
Operating income	9,073	6,107	13,928	8,926

Interest expense, net	9,870	5,806	19,715	11,628
Net income (loss)	$(797)	$301	$(5,787)	$(2,702)

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net loss	$(5,787)	$(2,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,780	10,557
Noncash interest expense	1,953	2,750
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	11,434	(3,354)
Other current assets and liabilities, net	20,078	8,362
Accounts payable and accrued expenses	(4,220)	(369)
Advance payments	(924)	4,072
Non-compete payments	(200)	(200)
Other	44	—
Net cash provided by operating activities	39,158	19,116

Cash flows from investing activities
Purchases of property and equipment	(6,483)	(4,237)
Consideration received (paid) for acquisition of businesses, net of cash acquired	120	(13,530)
Net cash used in investing activities	(6,363)	(17,767)

Cash flows from financing activities
Repayment of term loan	(5,250)	(3,558)
Proceeds from issuance of debt	—	7,500
Contributed capital	5	—
Insurance financing payments	(6,246)	(3,303)
Financing fees	(880)	(235)
Net cash (used in)/provided by financing activities	(12,371)	404

Effect of foreign currency rates on cash and cash equivalents	(58)	—

Net change in cash and cash equivalents	20,366	1,753
Cash and cash equivalents at beginning of period	11,008	8,102
Cash and cash equivalents at end of period	$31,374	$9,855

See Accompanying Notes to Unaudited Consolidated Financial Statements

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

1.    Organization and Basis of Presentation

SpectaGuard Acquisition LLC ("SpectaGuard"), a wholly-owned subsidiary of Allied Security Holdings LLC (together with its subsidiaries, the "Company"), was formed on February 19, 2003, as a result of the purchase transaction by and among MacAndrews & Forbes Holdings Inc., formerly known as Mafco Holdings Inc. ("Mafco"), and certain of its related parties, as well as management of SpectaGuard's predecessor. As a result of this transaction, Mafco has a controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition ("Predecessor Company"). These financial statements include the results of operations since the Mafco acquisition of SpectaGuard and reflect all purchase accounting adjustments required as of that date.

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

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation ("FDOT"). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services LLC, (ii) Allied Security LLC, (iii) Allied Security LP, (iv) Professional Security Bureau LLC ("PSB"), which was acquired on December 19, 2003 (see Note 4), (v) Barton Protective Services LLC, which was formed in connection with the acquisition of Barton on August 2, 2004 (see Note 4), (vi) SpectaGuard, (vii) AlliedBarton Security Services LLC, and (viii) AlliedBarton Security Services LP. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of "Allied Security" and "Barton Protective Services" nationally, as well as under the commonly known name of "AlliedBarton", and also as "SpectaGuard" and "Professional Security Bureau" in the northeast region of the United States. The Company's wholly-owned international subsidiary is not significant to the Company's consolidated financial statements. In July 2005, the Company ceased all of its foreign operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements. The consolidated balance sheet as of June 30, 2005, consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004 furnished to the SEC on a Form 8-K and filed with the SEC on a Special Report on Form 10-K, each on March 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes balances on deposit with the Company's insurance carrier to pay workers' compensation claims.

Accounts Receivable

The Company's customers are located primarily throughout the United States. The Company grants credit to its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on prior experience which management believes to be sufficient to cover potential credit losses. Such amounts are charged against the allowance for doubtful accounts when the Company concludes that the balances will not be recoverable.

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

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying value of the Company's assets to their fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value then the second step is required to be completed, which involves allocating the fair value to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment.

Customer lists are amortized using the straight-line method over 6 years. Covenants not-to-compete are being amortized using the straight-line method over 5 years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

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

Reclassification

Certain amounts reported in prior periods have been reclassified to conform with the current year financial statement presentation.

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the six months ended June 30, 2005 (in thousands):

Six months ended
June 30, 2005
Barton Acquisition goodwill adjustments	$(281)

Cash interest paid during the six months ended June 30, 2005 and June 30, 2004, was approximately $18,116,000 and $8,921,000, respectively.

3.    Mafco Acquisition

On February 19, 2003, Mafco, through its wholly-owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included SpectaGuard and its wholly owned subsidiaries, for approximately $263,588,000. This purchase was funded through borrowings of $151,156,000 and cash contributions of $116,915,000 recorded as follows: $112,983,000 from Mafco and its related parties for Class A Units, $2,307,000 from OCM Specta Holdings Inc. ("OCM") for Class A Units, $1,538,000 from Blackstone SG Mezzanine Corp. ("Blackstone") for Class A units, and $87,000 from members of the Company's senior management for Class B and Class C units (See Note 11).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

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
$45,766

This purchase was funded through borrowings of $40,500,000 (see Note 7) and cash contributions of $7,500,000 recorded as follows: $6,651,000 from Mafco and its related parties, $173,000 from OCM, $107,000 from Blackstone and $569,000 from members of the Company's senior management in each case in exchange for Class A units (see Note 11).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

In connection with the PSB Acquisition, two former owner/executives entered into covenant-not-to-compete agreements with the Company. The terms of the agreements are five years from December 19, 2003. In consideration for these individuals entering into these agreements, the Company will pay $2,250,000 in the aggregate to these individuals over the term of the agreements. Payments under the covenant not-to-compete agreements are subordinated to the Company's New Credit Facility (as hereinafter defined) (see Note 7) and have been recorded at the discounted present value of the liability. Covenants not-to-compete are being amortized over the benefit period of five years and are included in the caption as other long-term liability on the accompanying consolidated balance sheets.

As a result of this transaction, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded a total reserve of $1,276,000 related to the PSB Plan as a part of the purchase price allocation above. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability. As of June 30, 2005, $868,000 of payments have been made related to the PSB Plan.

In connection with the PSB Acquisition, the Company deposited $3,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. The funds remain in the escrow account pending a resolution of the Company's outstanding claims for indemnification from the sellers, and any remaining balance not disbursed pursuant to the Indemnity Escrow Agreement will thereafter be remitted to the former PSB shareholders.

On March 19, 2004, the Company acquired (the "SSI Acquisition") certain assets of Security Systems, Inc. ("SSI"). Prior to the SSI Acquisition, SSI provided contract security officer services to various corporate customers and universities in the Boston Metropolitan area. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to revenue related purchase price adjustments, of which $719,000 has been settled as of December 31, 2004 and any remaining adjustment will be settled in 2005.

The estimated cost of the acquisition was $10,574,000 and is allocated as follows (in thousands):

Current assets	$2,910
Property and equipment	120
Goodwill	5,090
Customer list	2,808
Current liabilities	(354)
$10,574

This purchase was funded through borrowings of $7,500,000 (see Note 7).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

On August 2, 2004, the Company acquired Barton (the "Barton Acquisition"). Barton provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the FDOT. The Company preliminarily allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The estimated cost of the acquisition was approximately $180,913,000 and is allocated as follows (in thousands):

Current assets	$50,677
Property and equipment	7,335
Goodwill	118,072
Customer list	40,536
Other assets	246
Current liabilities	(35,953)
$180,913

This purchase was funded as part of the borrowings of a $210,000,000 New Senior Term Loan (as hereinafter defined) and $180,000,000 aggregate principal amount of Notes (as hereinafter defined) (see Note 7). The Barton Acquisition and related financing transactions are referred to collectively as the "Transactions".

As a result of the Barton Acquisition, the Company adopted a formal plan (the "Barton Plan") to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. As of June 30, 2005, approximately $1,203,000 of payments have been made related to the Barton Plan. In the first six months of 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437,000. The Company expects to complete the Barton Plan by August 2005, although payments will continue subsequent to this date for the remaining liability.

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

The following table shows the activity for the accrued termination costs for the above acquisitions (in thousands):

	Balance as of December 31, 2004	Payments	Adjustments	Balance as of June 30, 2005
Lease	$4,103	$(546)	$(1,270)	$2,287
Severance	2,007	(346)	(1,167)	494
Total	$6,110	$(892)	$(2,437)	$2,781

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

5.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests.

The change in carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$347,766
Barton Acquisition adjustments	(401)
Balance as of June 30, 2005	$347,365

The goodwill adjustment related to the Barton Acquisition in 2005 is preliminary and is subject to final purchase price allocation subsequent to June 30, 2005.

Gross carrying amounts and accumulated amortization for identifiable intangible assets as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(38,031)	$(27,542)
Covenants not-to-compete	1,700	1,700	(510)	(340)
Total	$127,565	$127,565	$(38,541)	$(27,882)

Amortization expense for the six months ended June 30, 2005 and June 30, 2004 was approximately $10,659,000 and $7,166,000, respectively.

Estimated annual aggregate amortization expense for the current year and the subsequent five years is as follows (in thousands):

For the year ended December 31, 2005	$21,317
For the year ended December 31, 2006	$21,317
For the year ended December 31, 2007	$21,317
For the year ended December 31, 2008	$21,317
For the year ended December 31, 2009	$10,355
For the year ended December 31, 2010	$4,060

6.    Deferred Financing Fees

The Company amortizes deferred financing fees to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the New Senior Term Loan, which mature between June 2010 and July 2011 (see Note 7).

Amortization of deferred financing fees for the six months ended June 30, 2005 and June 30, 2004 was approximately $1,129,000 and $933,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

The estimated annual aggregate amortization expense, which will be included in interest expense, for the current year and the subsequent five years is as follows for deferred financing fees (in thousands):

For the year ended December 31, 2005	$2,289
For the year ended December 31, 2006	$2,347
For the year ended December 31, 2007	$2,346
For the year ended December 31, 2008	$2,233
For the year ended December 31, 2009	$2,132
For the year ended December 31, 2010	$1,622

7.     Debt

The Company's debt is summarized as follows at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
New Senior Term Loan, variable rate interest (6.85% at June 30, 2005), due June 30, 2010	$200,750	$206,000
11.375% Senior Subordinated Notes, due July 15, 2011	178,073	177,966
2.99% fixed rate insurance premium financing, due through May 1, 2005	—	6,246
	378,823	390,212
Less current maturities	(5,000)	(22,246)
	$373,823	$367,966

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

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

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a new senior secured credit facility (the "New Credit Facility") with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the New Credit Facility on May 10, 2005 ("Amendment No. 1") modifying certain of its terms. The New Credit Facility initially provided for (i) a $210,000,000 six-year term loan facility (the "New Senior Term Loan") and (ii) a $50,000,000 five-year revolving loan (the "New Revolver") with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the "Notes"), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the New Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. As of August 2, 2004 and prior to giving effect to the Transactions, the Company had $125,000,000 in term loans outstanding under the Refinanced Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Company had $61,900,000 principal outstanding, including PIK interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to redemption of the Refinanced Senior Subordinated Notes.

For the New Senior Term Loan, each eurodollar rate loan initially bore interest at a rate per annum equal to the eurodollar rate for such day plus 4.25%. Each base rate loan initially bore interest at a rate per annum equal to the base rate plus 3.25%. Amendment No. 1, as further described below, reduced each of these interest rates by 0.5%.

The New Revolver initially included a sub-limit of up to $40,000,000 of letter of credit availability, which was increased subsequently to $50,000,000 on May 10, 2005 pursuant to Amendment No. 1. The New Revolver availability is reduced by outstanding letters of credit, which totaled $23,849,000 as of June 30, 2005. For the New Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the New Revolver are due on August 2, 2009. As of June 30, 2005, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company's assets were pledged as collateral for the Refinanced Credit Facility. The Company's assets are pledged as collateral for the New Credit Facility.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

The New Credit Facility and the Notes are guaranteed by each of the Company's current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company has a non-guarantor subsidiary located in the United Kingdom, which generates less than one percent of the Company's consolidated revenues and holds less than one percent of the Company's consolidated assets as of June 30, 2005. In July 2005, the Company ceased all of its foreign operations.

On May 10, 2005, the Company executed Amendment No. 1. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30,000,000 to $60,000,000; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sub-limit for letter of credit availability under the New Revolver was increased from $40,000,000 to $50,000,000.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at June 30, 2005.

The New Credit Facility and the Notes contain various financial and other covenants. The Company was in compliance with all such covenants at June 30, 2005.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of June 30, 2005, this financing agreement, including accrued interest, was repaid in full. In August 2005, the Company expects to enter a new financing agreement with Cananwell under similar terms as the previous financing agreement.

Debt maturities for the remaining portion of the current year and the subsequent five years and thereafter are as follows (in thousands):

2005	$2,500
2006	5,000
2007	30,000
2008	30,000
2009	30,000
2010	103,250
Thereafter	178,073
Total	$378,823

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

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

9.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members' equity (deficit) from transactions and other events from sources other than members. A reconciliation of net income (loss) to other comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$(797)	$301	$(5,787)	$(2,702)
Foreign currency translation adjustments	(36)	—	(58)	—
Comprehensive income (loss)	$(833)	$301	$(5,845)	$(2,702)

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

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

On May 2, 2003, 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount outstanding under the Refinanced Senior Term Loan (see Note 7). Of these units, 1,562 units were subject to put rights and had a fair value of $230,000.

On December 19, 2003, 50,834 Class A Units were issued for $7,500,000 related to the PSB Acquisition (see Note 4). Of these units, 1,894 units were subject to put rights and had a fair value of $279,000.

As of December 31, 2003, 7,500 unvested Class C Units were issued to an executive for approximately $2,000.

On December 31, 2003, 13,083 Time-Based Class C Units and 13,083 Performance-Based Class C Units vested.

On June 1, 2004, 7,500 unvested Class C Units were issued to an executive for approximately $5,000, 3,750 of which were subsequently repurchased from the employee as of December 31, 2004.

On August 2, 2004, 7,500 Class C Units were issued, of which 750 units were immediately vested, to an executive for approximately $5,000.

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

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

On March 9, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

On May 17, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. As of June 30, 2005, no fair value adjustments to the Class A redemption amounts were required.

Pursuant to the Operating Agreement, a member of senior management has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. There were no new Class B Units issued in 2004 or 2005. As of June 30, 2005, no adjustments to the Class B redemption amounts were required.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

12.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payments totaling $15,730,000 in periods ranging from three to five years from the Mafco acquisition date. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation, dated as of August 2, 2004, including amounts of such deferred payments to senior management.

13.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the six months ended June 30, 2005 and June 30, 2004 was approximately $4,459,000 and $2,478,000, respectively.

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

Overview

We offer premium contract security officer services to quality-conscious customers in seven vertical markets throughout the United States: high-rise office buildings, corporate complexes, shopping malls, financial institutions, universities, hospitals and industrial sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities primarily include deterring, observing, detecting and reporting potential or actual security threats. In addition, we provide contract employees for toll collection services to the FDOT. As of December 31, 2004, we employed approximately 37,300 security officers and toll collectors. As of December 31, 2004, we provided contract security officer services to over 2,000 clients, including more than 100 of the Fortune 500 companies, in 41 states and the District of Columbia.

Revenues

We generate revenues primarily from customer contracts pursuant to which we provide security officer services at agreed upon hourly billing rates to customers such as property management companies, corporations, financial institutions, universities, mall management companies and hospitals. Our standard customer contract is a one-year contract that can be terminated by either the customer or us on 30 days' notice at any time. We have found that we generally have been successful in extending these contracts and negotiating favorable adjustments to billing rates. Revenues from our contracts with the FDOT are generated in substantially the same manner in which we generate revenues from our security officers.

Cost of Revenues

Our largest operating expenses are payroll, payroll taxes and employee-related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce. Our expenses also include workers' compensation and general liability costs. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs. Billing rate increases are generally passed on annually to customers in order to offset many of these costs.

Acquisition by Mafco

On February 19, 2003, Mafco, through its wholly-owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included SpectaGuard and its wholly owned subsidiaries, from Gryphon Partners II, L.P. and other minority owners for approximately $263.6 million. The purchase was funded through borrowings of $151.2 million and cash contributions of $116.9 million recorded as follows: $113.0 million from Mafco and its related parties for Class A Units, $2.3 million from OCM Specta Holdings Inc. ("OCM") for Class A Units, $1.5 million from Blackstone SG Mezzanine Corp. ("Blackstone") for Class A Units, and $0.1 million from members of our senior management for Class B and Class C Units.

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

The Barton Acquisition

On May 12, 2004, SpectaGuard, BPS LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of SpectaGuard, Barton and Barton's shareholders (the "Barton Shareholders") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which we acquired Barton (the "Barton Acquisition") through the merger of Barton with and into BPS LLC, with BPS LLC as the surviving limited liability company. Upon completion of the Barton Acquisition, on August 2, 2004, all Barton Shareholders, holders of vested stock options and holders of phantom stock units received merger consideration in an aggregate amount of $181.0 million in cash, and BPS LLC changed its name to Barton Protective Services LLC. Also in connection with the closing of the Barton Acquisition, the members of SpectaGuard became the members of Allied Security Holdings LLC (and Allied Security Holdings LLC became the sole member of SpectaGuard) through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Security Holdings LLC. The SpectaGuard Operating Agreement then in effect was terminated and the members of Allied Security Holdings LLC entered into the current Operating Agreement, which contains provisions substantially similar to the SpectaGuard Operating Agreement. The Barton Acquisition and the related financing transactions are referred to collectively as the "Transactions".

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, we entered into a new senior secured credit facility (the "New Credit Facility"). The New Credit Facility was amended on May 10, 2005 to modify certain of its terms. The New Credit Facility initially provided for (i) a $210.0 million six-year senior term loan (the "New Senior Term Loan") and (ii) a $50.0 million five-year revolver (the "New Revolver") with certain sub-limits for letters of credit and swingline loans. In addition, we issued $180.0 million in aggregate principal amount of senior subordinated notes (the "Notes") which mature on July 15, 2011. We used initial borrowings under the New Credit Facility, together with the net proceeds from the offering of the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Senior Secured Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. We drew down the full amount of the New Senior Term Loan and none of the New Revolver in connection with the Transactions. As of August 2, 2004 and prior to giving effect to the Transactions, we had $125.0 million in term loans outstanding under the Refinanced Senior Secured Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Refinanced Senior Subordinated Notes comprised $50.0 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and PIK interest at 3.00% per annum, each payable quarterly, and $10.5 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and PIK interest at 4.25% per annum, each payable quarterly. We had $61.9 million principal outstanding, including PIK interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to the redemption of the Refinanced Senior Subordinated Notes.

On May 10, 2005, the Company executed an amendment ("Amendment No. 1") to its New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30.0 million to $60.0 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the New Revolver was increased from $40.0 million to $50.0 million.

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

In connection with the SSI Acquisition, we implemented a cost reduction plan to reduce headcount in corporate and branch administrative functions and exit duplicative facilities, which was completed as of March 31, 2004.

Acquisition of Professional Security Bureau, Ltd.

On December 19, 2003, we acquired all of the outstanding common shares of the predecessor company of PSB. The cost of the acquisition was subject to a working capital purchase price adjustment, which was settled in February 2004. The cost of the acquisition (exclusive of financing costs) was approximately $45.8 million.

The PSB Acquisition was funded through aggregate borrowings of $40.5 million and cash contributions of $7.5 million. The Refinanced Senior Secured Credit Facility was amended and restated to provide for an additional $30.0 million senior term loan and an additional $10.0 million of availability under the revolving credit facility. In addition, we issued $10.5 million of additional Refinanced Senior Subordinated Notes due June 30, 2010 to OCM, Blackstone and Blackstone Holdings. The Refinanced Senior Secured Credit Facility and the Refinanced Senior Subordinated Notes were refinanced as part of the Transactions. See "The Barton Acquisition."

In connection with the PSB Acquisition, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded a total reserve of $1,276,000 related to the PSB Plan as a part of the purchase price allocation above. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability. As of June 30, 2005, $868,000 of payments have been made related to the PSB Plan.

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

Depreciation and Amortization Expense

Depreciation expense consists of the depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the Mafco, Barton, PSB and SSI transactions. It also includes the amortization of covenants not-to-compete. In accordance with the provisions of SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), we do not amortize goodwill.

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

Accounts Receivable Reserve.    Our customers are primarily located throughout the United States. We grant credit to our customers and generally do not require collateral. We maintain an allowance for doubtful accounts, which management believes to be sufficient to cover potential credit losses. Management reviews the components of the accounts receivable balance on a monthly basis and performs additional detail review on a quarterly basis. This process includes an analysis of specific reserves required based upon known credit collection issues and potential reserve adjustments based on our experience of historical write-off amounts.

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

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying value of the assets to their fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. Our determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment for fiscal 2004.

We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Historical Results of Operations of the Company

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues.    Revenues increased by $100.2 million, or 56.9%, to $276.4 million for the three months ended June 30, 2005 from $176.2 million for the three months ended June 30, 2004. This increase is primarily attributable to the Barton Acquisition which resulted in an additional $95.2 million of revenues for the three months ended June 30, 2005.

Cost of Revenues.    Cost of revenues increased by $86.6 million, or 58.3%, to $235.1 million for the three months ended June 30, 2005 from $148.5 million for the three months ended June 30, 2004. The increase was mainly the cost associated with increased revenues attributable to the Barton Acquisition. Cost of revenues as a percentage of revenues increased to 85.1% for the three months ended June 30, 2005 from 84.3% for the three months ended June 30, 2004. The increase was due mainly to increased business insurance costs. This increase was partially offset as a result of the Company settling certain outstanding unclaimed property matters for $0.5 million less than it expected.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $7.6 million, or 46.9%, to $23.8 million for the three months ended June 30, 2005 from $16.2 million for the three months ended June 30, 2004. The increase in overhead expenses is primarily the result of the Barton Acquisition. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.6% for the three months ended June 30, 2005 from 9.2% for the three months ended June 30, 2004. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton Acquisition.

Depreciation and Amortization.    Depreciation and amortization increased by $3.0 million to $8.4 million for the three months ended June 30, 2005 from $5.4 million for the three months ended June 30, 2004. This increase is primarily the result of an increase in amortization expense of $1.7 million due to increased customer list values resulting from the Barton Acquisition and increased depreciation of uniforms due to additional security officers resulting from the Barton Acquisition.

Operating Income.    Operating income increased by $3.0 million to $9.1 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004. This increase is primarily related to increased revenues resulting from the Barton Acquisition.

Interest Expense, Net.    Interest expense, net increased $4.1 million to $9.9 million for the three months ended June 30, 2005 from $5.8 million for the three months ended June 30, 2004. This increase is due to higher debt balances as a result of the Transactions.

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

Net Income (Loss).    Net income (loss) decreased by $1.1 million to a net loss of $(0.8) million for the three months ended June 30, 2005 from net income of $0.3 million for the three months ended June 30, 2004, as a result of the items described above.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues.    Revenues increased by $203.3 million, or 58.5%, to $550.6 million for the first six months of 2005 from $347.3 million for the first six months of 2004. This increase is primarily attributable to the Barton and SSI Acquisitions which resulted in an additional $193.9 million of revenues for the first six months of 2005.

Cost of Revenues.    Cost of revenues increased by $177.1 million, or 60.0%, to $472.2 million for the first six months of 2005 from $295.1 million for the first six months of 2004. The increase was mainly the cost associated with increased revenues attributable to the Barton and SSI Acquisitions. Cost of revenues as a percentage of revenues increased to 85.8% for the first six months of 2005 from 85.0% for the first six months of 2004. The increase was due mainly to increased business insurance costs. This increase was partially offset as a result of the Company settling certain outstanding unclaimed property matters for $0.5 million less than it expected.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $15.0 million, or 45.9%, to $47.7 million for the first six months of 2005 from $32.7 million for the first six months of 2004. The increase in overhead expenses is primarily the result of the Barton Acquisition. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.7% for the first six months of 2005 from 9.4% for the first six months of 2004. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton and SSI Acquisitions.

Depreciation and Amortization.    Depreciation and amortization increased by $6.2 million to $16.8 million for the first six months of 2005 from $10.6 million for the first six months of 2004. This increase is primarily the result of an increase in amortization expense of $3.5 million due to increased customer list values resulting from the Barton and SSI Acquisitions and increased depreciation of uniforms due to additional security officers resulting from the Barton and SSI Acquisitions.

Operating Income.    Operating income increased by $5.0 million to $13.9 million for the first six months of 2005 from $8.9 million for the first six months of 2004. This increase is primarily related to increased revenues resulting from the Barton and SSI Acquisitions.

Interest Expense, Net.    Interest expense, net increased $8.1 million to $19.7 million for the first six months of 2005 from $11.6 million for the first six months of 2004. This increase is due to higher debt balances as a result of the Transactions.

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

Net Loss.    Net loss increased by $3.1 million to a net loss of $5.8 million for the first six months of 2005 from a net loss of $2.7 million for the first six months of 2004, as a result of the items described above.

Supplemental Non-GAAP financial information

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

The following table reconciles net income (loss), as reported in the Company's consolidated statements of operations, to EBITDA:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
	(Unaudited)
Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(797)	$301	$(5,787)	$(2,702)
Interest expense, net	9,870	5,806	19,715	11,628
Depreciation and amortization	8,436	5,385	16,780	10,557
EBITDA (A)	$17,509	$11,492	$30,708	$19,483

(A)    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under "Forward Looking Statements". In addition, results for the six month period ended June 30, 2005 include costs that the Company does not expect to incur in the second half of 2005. Such items include payroll taxes and costs associated with the integration of recent acquisitions:

•	Payroll tax rates are expected to decline over the course of the year as a result of employees reaching federal and state taxable wage limits. Consequently, the Company expects these taxes to be approximately $8.0 million less in the second half of 2005 than the first half of 2005.

•	Approximately $2.2 million in costs associated with the integration of the Batron Acquisition, primarily related to headcount reductions and lease terminations, are included in the Company's results for the first six months of 2005. The integration was substantially complete as of June 30, 2005, and therefore, these integration related costs are not expected to recur in the second half of 2005.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. As of June 30, 2005, cash and cash equivalents totaled $31.4 million compared to $11.0 million at December 31, 2004. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the first six months of 2005 was $39.2 million compared to $19.1 million for the first six months of 2004. Cash provided by operating activities was generated primarily from operating income as well as improvements in working capital, primarily accounts receivable, for the first six months of 2005 compared to the first six months of 2004.

Cash used in investing activities for the first six months of 2005 was $6.4 million compared to $17.8 million for the first six months of 2004, which consisted primarily of consideration paid for the SSI Acquisition. Investing activities have consisted historically of purchases of property and equipment, primarily uniforms. In the first six months of 2005, we paid $6.5 million for property and equipment as compared to $4.2 million in the first six months of 2004. For 2005, we expect that our capital expenditures will be approximately $13.0 million, primarily for the purchase of uniforms.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the first six months of 2005 was $12.4 million compared to $0.4 million provided by financing activities for the first six months of 2004. The change is primarily the result of scheduled term loan principal repayments and increased insurance financing payments in the first six months of 2005 compared to net proceeds from the issuance of debt and lower insurance financing payments in the first six months of 2004.

As of August 2, 2004 and prior to giving effect to the Transactions, no amounts under the Refinanced Revolver and $125.0 million in term loans were outstanding under the Refinanced Senior Secured Credit Facility and $61.9 million aggregate face value of Refinanced Senior Subordinated Notes were outstanding. As part of the Transactions, we repaid amounts outstanding under the Refinanced Senior Secured Credit Facility and redeemed the Refinanced Senior Subordinated Notes.

As of June 30, 2005 we had approximately $378.8 million of outstanding indebtedness, which includes the Notes and amounts outstanding under our New Credit Facility. In addition, as of June 30, 2005, we had $26.2 million of unused revolver borrowing capacity under the New Credit Facility, net of the issuance of $23.8 million of outstanding letters of credit.

In lieu of paying income taxes, we may make distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with the Company's Operating Agreement. There were no distributions during the first six months of 2004 or 2005.

Description of Indebtedness

Simultaneous with the closing of the Barton Acquisition, we entered into the New Credit Facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The New Credit Facility was amended on May 10, 2005 to modify certain of its terms as more fully described below. Our New Credit Facility initially provided for commitments by the lenders for original term loans of $210.0 million and of $50.0 million in revolving loans, with certain sub-limits for letters of credit and swingline loans.

The Company may choose eurodollar rate loans or base rate loans pricing and may elect interest periods of one, two, three or six months for eurodollar borrowings. Each eurodollar rate loan initially bore interest at a rate per annum equal to the eurodollar rate for such day plus 4.50% if it is a revolving loan and 4.25% if it is a term loan. Each base rate loan initially bore interest at a rate per annum equal to the base rate plus 3.50% if it is a revolving loan and 3.50% if it is a term loan. Upon a payment default, interest will accrue at 2.00% over the applicable margin for both the eurodollar and base rate loans and the overdue amounts will accrue interest at 2.00% over the applicable margin for base rate loans. The Company must pay a commitment fee of 0.75% on the unused portion of its revolver commitments. The interest rates and commitment fee may decrease in the future based on the Company's historical leverage ratios. The Company's obligation under the senior secured credit facility are guaranteed by each of the Company's domestic subsidiaries. The Company's obligations under the senior secured credit facility and the obligations of our subsidiary guarantors under the Guarantee and Collateral Agreement are secured by a first priority lien on substantially all of our, and each subsidiary guarantor's, present and future tangible and intangible assets, including, without limitation, all goods, payment receivables, deposit accounts, general intangibles, intellectual property and all of the equity interests of each of the subsidiary guarantors and 66% of the equity interests in each of our, or any subsidiary guarantor's foreign subsidiaries. Such obligations are also secured by a pledge of the Company's membership interests owned by SpectaGuard Holding Corporation. The revolving commitments terminate and all outstanding revolving loans are required to be repaid on the fifth anniversary of the closing date. The term loans were initially repayable in 24 consecutive quarterly installments. The Company is permitted to make voluntary prepayments, as long as it gives the administrative agent notice. The Company is required to make mandatory prepayments on the term loans in certain circumstances. The proceeds from such mandatory prepayments are applied to the term loans in certain circumstances. The proceeds from such mandatory prepayments are applied to the term loans in reverse order of maturity and may not be reborrowed.

The New Credit Facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenence of organizational existences, including, but not limited to, maintaining the Company's property insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company's corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain "permitted acquisitions" are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company's equity structure or the equity structure of any of the Company's subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company's fiscal year.

The New Credit Facility contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; and (iii) a minimum consolidated interest coverage ratio. The New Credit Facility contains customary events of default.

The issuers of the Notes are the Company and Allied Security Finance Corp. as co-issuers. The Notes mature on July 15, 2011. Interest on the Notes is paid on January 15 and July 15 of each year, commencing January 15, 2005. The Notes are unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee New Credit Facility. The Notes and the guarantees are unsecured senior subordinated obligations of us and our guarantors. They rank behind all of our and our guarantors' current and future indebtedness other than trade payables, except indebtedness that expressly provides that it is not senior to the Notes and the guarantees. We may redeem some or all of the Notes as set forth in the indenture governing the Notes. The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional debt; pay dividends and make distributions; make certain investments; repurchase stock; incur liens; enter into certain transactions with affiliates; enter into certain sale and leaseback transactions; merge or consolidate; and transfer or sell assets. These covenants are subject to important exceptions and qualifications.

We drew down the full amount of the New Senior Term Loans and none of the New Revolver (excluding outstanding letters of credit) in connection with the Transactions. This amount was used together with the net proceeds from the offering of the Notes to finance the Barton Acquisition, to repay substantially all of our then existing indebtedness and to pay related fees, expenses and prepayment premiums.

On May 10, 2005, the Company executed Amendment No. 1 to its New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30.0 million to $60.0 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the New Revolver was increased from $40.0 million to $50.0 million.

In the ordinary course of business, we enter into short-term financing agreements in order to fund our business insurance policy premiums. On August 13, 2004, we entered into a financing agreement with Cananwill, Inc. for a total amount of $11.2 million. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of June 30, 2005, this financing agreement, including accrued interest, was repaid in full. In August 2005, the Company expects to enter a new financing agreement with Cananwill under similar terms as the previous financing agreement.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under the New Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt or comply with debt covenants, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, comply with debt covenants or to make capital expenditures.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under the New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At June 30, 2005, a hypothetical 10% increase in interest rates applicable to our new senior secured credit facility would have increased our annual interest expense by approximately $1.4 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

We are exposed to foreign currency exchange rate fluctuations as the financial results of our UK foreign operations, acquired as part of the Barton Acquisition, are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk or for speculative or trading purposes. A hypothetical 10% increase in foreign currency exchange rates would not have a material impact on our financial position or result of operations as of June 30, 2005. In July 2005, the Company ceased all of its foreign operations.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2005, as well as certain written, electronic and oral disclosures made by the Company from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "estimates," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the FDOT to maintain its toll operator service contracts with the Company (which contracts are terminable at will by the FDOT for any reason if in the interests of the FDOT) or the failure of the FDOT to renew such contracts when they expire in May 2006 and on terms which are favorable to the Company;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to Barton and the other businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The risk that certain costs incurred during the first half of 2005, such as payroll taxes and costs related to the integration of acquisitions, which are expected to decline substantially during the second half of 2005, do not decline as expected;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Act when it expires at the end of 2005, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its New Credit Facility and anticipated cash flow from operating activities, to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company's financing arrangements;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the New Credit Facility and the indenture governing the Notes, and the Company's exposure to fluctuations in interest rates under the New Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, the Company encourages investors to read (i) the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4/A filed with the SEC on January 10, 2005 and (ii) the summary of the Company's critical accounting policies in Exhibit 99.1 to the Company's Current Report of Form 8-K (furnished to the SEC on March 31, 2005) under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation and Critical Accounting Policies", as such summary may be modified or supplemented by reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, it undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuance of unregistered securities was conducted pursuant to Section 4(2) of the Securities Act:

On May 17, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Unit Holders.

None

Item 5.    Other Information.

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Amendment No. 1 to the New Credit Facility, dated as of May 10, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 13, 2005)
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security
Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer and Manager (Principal Executive Officer)	August 15, 2005

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 15, 2005

William A. Torzolini

/s/ G. Michael Landis	Chief Accounting Officer (Principal Accounting Officer)	August 15, 2005

G. Michael Landis