Form 10-Q
period 2005-09-30
Allied Security Holdings LLC
filed 2005-11-09
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes               No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2005, there were 1,106,362 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets

(Dollars in thousands, except unit data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,187	$11,008
Restricted cash	12,090	7,951
Accounts receivable, net of allowance for doubtful accounts of $2,236 and $1,393 as of September 30, 2005, and December 31, 2004, respectively	125,157	129,729
Other	10,403	11,003
Total current assets	155,837	159,691

Property and equipment, net	22,101	20,838
Goodwill	346,617	347,766
Other intangible assets, net	83,695	99,683
Deferred financing fees, net	12,081	12,897
Other assets	398	489
Total assets	$620,729	$641,364
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$5,000	$16,000
Insurance premium financing	9,390	6,246
Accounts payable	2,957	4,046
Accrued expenses	22,137	26,353
Interest payable	4,266	9,438
Accrued claims reserves	28,355	25,511
Accrued payroll and related payroll taxes	38,714	40,227
Accrued termination costs	2,213	6,110
Advance payments	13,112	13,460
Due to affiliates	9,701	—
Total current liabilities	135,845	147,391
Senior term loan	194,500	190,000
Senior subordinated notes	178,129	177,966
Due to affiliates	4,582	13,323
Other long-term liability	1,287	1,473
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	4,613	2,710
Members' equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 137,750 and 122,750 units issued and outstanding as of September 30, 2005, and December 31, 2004, respectively	54	44
Additional paid-in capital	—	393
Accumulated deficit	(29,918)	(23,641)
Accumulated other comprehensive income	(31)	37
Total members' equity	101,773	108,501
Total liabilities and members' equity	$620,729	$641,364

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$281,480	$246,471	$832,075	$593,735
Cost of revenues	237,403	207,380	709,578	502,488
	44,077	39,091	122,497	91,247

Branch and corporate overhead expenses	24,340	23,500	72,052	56,173
Depreciation and amortization	8,619	7,464	25,399	18,021
Loss on early extinguishment of debt	—	18,742	—	18,742
Operating income (loss)	11,118	(10,615)	25,046	(1,689)

Interest expense, net	10,098	8,871	29,813	20,499
Net income (loss)	$1,020	$(19,486)	$(4,767)	$(22,188)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities
Net loss	$(4,767)	$(22,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,399	18,021
Loss on early extinguishment of debt	—	18,742
Non-cash interest expense	2,951	3,836
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	4,572	(7,726)
Other current assets and liabilities, net	(3,030)	3,760
Accounts payable and accrued expenses	(12,386)	2,708
Advance payments	(348)	2,397
Non-compete payments	(300)	(300)
Other	44	—
Net cash provided by operating activities	12,135	19,250

Cash flows from investing activities
Purchases of property and equipment	(10,718)	(6,660)
Consideration received (paid) for acquisition of businesses, net of cash acquired	120	(189,599)
Net cash used in investing activities	(10,598)	(196,259)

Cash flows from financing activities
Repayment of term loans and related penalties	(6,500)	(129,813)
Repayment of subordinated notes and related penalties	—	(69,181)
Proceeds from issuance of term loans	—	217,500
Proceeds from issuance of senior subordinated notes	—	177,881
Contributed capital	5	—
Insurance financing proceeds, net	3,144	6,690
Financing fees	(939)	(13,469)
Net cash (used in) provided by financing activities	(4,290)	189,608

Effect of foreign currency rates on cash and cash equivalents	(68)	(10)

Net change in cash and cash equivalents	(2,821)	12,589
Cash and cash equivalents at beginning of period	11,008	8,102
Cash and cash equivalents at end of period	$8,187	$20,691

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements. The consolidated balance sheet as of September 30, 2005, consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

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
September 30, 2005

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

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying value of the Company's assets to their fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value then the second step is required to be completed, which involves allocating the fair value to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment. We expect to complete our annual impairment test in the fourth quarter of 2005.

Customer lists are amortized using the straight-line method over 6 years. Covenants not-to-compete are being amortized using the straight-line method over 5 years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the nine months ended September 30, 2005 and September 30, 2004 (in thousands):

	Nine months ended
	September 30, 2005	September 30, 2004
Barton Acquisition goodwill adjustments	$(1,029)	$—
Reclassification of Class A Units subject to put rights to Class A Units	$—	$1,538
Increase in redemption amount of Class A Units subject to put rights	$1,903	$—

Cash interest paid during the nine months ended September 30, 2005 and September 30, 2004, was approximately $32,492,000 and $13,002,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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
$45,766

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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

As a result of this transaction, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154,000 related to the PSB Plan as a part of the purchase price allocation above. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability. As of September 30, 2005, $913,000 of payments have been made related to the PSB Plan.

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

On March 19, 2004, the Company acquired (the "SSI Acquisition") certain assets of Security Systems, Inc. ("SSI"). Prior to the SSI Acquisition, SSI provided contract security officer services to various corporate customers and universities in the Boston Metropolitan area. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to revenue related purchase price adjustments, of which $719,000 has been settled as of December 31, 2004 and any remaining adjustment will be resolved upon the renewal of a specific customer contract.

The estimated cost of the acquisition was approximately $10,574,000 and is allocated as follows (in thousands):

Current assets	$2,910
Property and equipment	120
Goodwill	5,090
Customer list	2,808
Current liabilities	(354)
$10,574

This purchase was funded through borrowings of $7,500,000 (see Note 7).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

On August 2, 2004, the Company acquired Barton (the "Barton Acquisition"). Barton provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the FDOT. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was approximately $180,913,000 and is allocated as follows (in thousands):

Current assets	$50,677
Property and equipment	7,335
Goodwill	117,324
Customer list	40,536
Other assets	246
Current liabilities	(35,205)
$180,913

This purchase was funded as part of the borrowings of a $210,000,000 New Senior Term Loan (as hereinafter defined) and $180,000,000 aggregate principal amount of Notes (as hereinafter defined) (see Note 7). The Barton Acquisition and related financing transactions are referred to collectively as the "Transactions".

As a result of the Barton Acquisition, the Company adopted a formal plan (the "Barton Plan") to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. As of September 30, 2005, approximately $1,726,000 of payments have been made related to the Barton Plan. In the first nine months of 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437,000. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability.

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

The following table shows the activity for the accrued termination costs for the above acquisitions (in thousands):

	Balance as of December 31, 2004	Payments	Adjustments	Balance as of September 30, 2005
Lease	$4,103	$(1,039)	$(1,270)	$1,794
Severance	2,007	(421)	(1,167)	419
Total	$6,110	$(1,460)	$(2,437)	$2,213

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

5.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests.

The change in carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$347,766
Barton Acquisition adjustments	(1,149)
Balance as of September 30, 2005	$346,617

Gross carrying amounts and accumulated amortization for identifiable intangible assets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(43,275)	$(27,542)
Covenants not-to-compete	1,700	1,700	(595)	(340)
Total	$127,565	$127,565	$(43,870)	$(27,882)

Amortization expense for the nine months ended September 30, 2005 and September 30, 2004 was approximately $15,988,000 and $12,155,000 respectively.

Estimated annual aggregate amortization expense for the current year and the subsequent five years is as follows (in thousands):

For the year ended December 31, 2005	$21,317
For the year ended December 31, 2006	$21,317
For the year ended December 31, 2007	$21,317
For the year ended December 31, 2008	$21,317
For the year ended December 31, 2009	$10,355
For the year ended December 31, 2010	$4,060

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

6.    Deferred Financing Fees

The Company amortizes deferred financing fees to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the New Senior Term Loan, which mature between June 2010 and July 2011 (see Note 7).

Amortization of deferred financing fees for the nine months ended September 30, 2005 and September 30, 2004 was approximately $1,714,000 and $1,451,000, respectively.

The estimated annual aggregate amortization expense, which will be included in interest expense, for the current year and the subsequent five years is as follows for deferred financing fees (in thousands):

For the year ended December 31, 2005	$2,301
For the year ended December 31, 2006	$2,359
For the year ended December 31, 2007	$2,357
For the year ended December 31, 2008	$2,242
For the year ended December 31, 2009	$2,139
For the year ended December 31, 2010	$1,625

7.    Debt

The Company's debt is summarized as follows at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
New Senior Term Loan, variable rate interest (7.24% at September 30, 2005), due June 30, 2010	$199,500	$206,000
11.375% Senior Subordinated Notes, due July 15, 2011	178,129	177,966
4.99% fixed rate insurance premium financing, due through May 1, 2006	9,390	—
2.99% fixed rate insurance premium financing, due through May 1, 2005	—	6,246
	387,019	390,212
Less current maturities	(14,390)	(22,246)
	$372,629	$367,966

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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
September 30, 2005

For the New Senior Term Loan, each eurodollar rate loan initially bore interest at a rate per annum equal to the eurodollar rate for such day plus 4.25%. Each base rate loan initially bore interest at a rate per annum equal to the base rate plus 3.25%. Amendment No. 1, as further described below, reduced each of these interest rates by 0.5%.

The New Revolver initially included a sub-limit of up to $40,000,000 of letter of credit availability, which was increased subsequently to $50,000,000 on May 10, 2005 pursuant to Amendment No. 1. The New Revolver availability is reduced by outstanding letters of credit, which totaled $24,659,000 as of September 30, 2005. For the New Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the New Revolver are due on August 2, 2009. As of September 30, 2005, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company's assets were pledged as collateral for the Refinanced Credit Facility. The Company's assets are pledged as collateral for the New Credit Facility.

The New Credit Facility and the Notes are guaranteed by each of the Company's current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company has a non-guarantor subsidiary located in the United Kingdom, which generates less than one percent of the Company's consolidated revenues and holds less than one percent of the Company's consolidated assets as of September 30, 2005. In July 2005, the Company ceased all of its foreign operations.

On May 10, 2005, the Company executed Amendment No. 1 to the New Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the New Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company's leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30,000,000 to $60,000,000; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of "excess cash flow"; (iv) mandatory principal repayment of the New Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sub-limit for letter of credit availability under the New Revolver was increased from $40,000,000 to $50,000,000.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at September 30, 2005.

The New Credit Facility and the Notes contain various financial and other covenants. The Company was in compliance with all such covenants at September 30, 2005.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of September 30, 2005, the remaining balance of this agreement including accrued interest was $9,390,000.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

Debt maturities for the remaining portion of the current year and the subsequent five years and thereafter are as follows (in thousands):

2005	$4,771
2006	10,869
2007	30,000
2008	30,000
2009	30,000
2010	103,250
Thereafter	178,129
Total	$387,019

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

9.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members' equity (deficit) from transactions and other events from sources other than members. A reconciliation of net income (loss) to other comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$1,020	$(19,486)	$(4,767)	$(22,188)
Foreign currency translation adjustments	(10)	(10)	(68)	(10)
Comprehensive income (loss)	$1,010	$(19,496)	$(4,835)	$(22,198)

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915,000. This consisted of $112,983,000 (739,733 Class A Units) from Mafco and its affiliates, $2,307,000 (19,584 Class A Units subject to put rights) from OCM, $1,538,000 (13,056 Class A Units subject to put rights) from Blackstone, and $50,000 (77,627 Class B Units) from members of the Company's senior management. The Class A Units subject to put rights for both OCM and Blackstone are classified as temporary equity, outside of members' equity. Members of senior management also contributed $37,000 for 110,000 unvested Class C Units.

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

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

On March 9, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

On May 17, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

On August 2, 2005, 675 Time-Based Class C Units vested.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. During the three and nine months ended September 30, 2005, the Company recorded the estimated increase in the redemption amount of such Class A Units subject to put rights of $1,903,000 as a reduction of members' equity.

Pursuant to the Operating Agreement, a member of senior management has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. There were no new Class B Units issued in 2004 or 2005. As of September 30, 2005, no adjustments to the Class B redemption amounts were required.

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

13.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the nine months ended September 30, 2005 and September 30, 2004 was approximately $6,455,000 and $4,302,000, respectively.

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

Overview

We offer premium contract security officer services to quality-conscious customers in seven vertical markets throughout the United States: high-rise office buildings, corporate complexes, shopping malls, financial institutions, universities, hospitals and industrial sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities primarily include deterring, observing, detecting and reporting potential or actual security threats. In addition, we provide contract employees for toll collection services to the Florida Department of Transportation ("FDOT"). As of December 31, 2004, we employed approximately 37,300 security officers and toll collectors. As of December 31, 2004, we provided contract security officer services to over 2,000 clients, including more than 100 of the Fortune 500 companies, in 41 states and the District of Columbia.

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

In connection with the PSB Acquisition, the Company adopted a formal plan (the "PSB Plan") to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded a total reserve of $1,276,000 related to the PSB Plan as a part of the purchase price allocation above. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability. As of September 30, 2005, $913,000 of payments have been made related to the PSB Plan.

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

Depreciation and Amortization Expense

Depreciation expense consists of the depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the Mafco, Barton, PSB and SSI transactions. It also includes the amortization of covenants not- to-compete. In accordance with the provisions of SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), we do not amortize goodwill.

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

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying value of the assets to their fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. Our determination of the fair value is based, among other things, on estimates of future operating performance. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of 2004 and determined that there was no impairment for fiscal 2004. We expect to complete our annual impairment test in the fourth quarter of 2005.

We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists.

Historical Results of Operations of the Company

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues.    Revenues increased by $35.0 million, or 14.2%, to $281.5 million for the three months ended September 30, 2005 from $246.5 million for the three months ended September 30, 2004. This increase is primarily attributable to the Barton Acquisition which resulted in an additional $25.2 million of revenues for the three months ended September 30, 2005 along with increased new business starts and rate increases.

Cost of Revenues.    Cost of revenues increased by $30.0 million, or 14.5%, to $237.4 million for the three months ended September 30, 2005 from $207.4 million for the three months ended September 30, 2004. The increase was mainly the cost associated with increased revenues attributable to the Barton Acquisition. Cost of revenues as a percentage of revenues increased slightly to 84.3% for the three months ended September 30, 2005 from 84.1% for the three months ended September 30, 2004 primarily as a result of higher labor costs partially offset by lower medical claims.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $0.8 million, or 3.4%, to $24.3 million for the three months ended September 30, 2005 from $23.5 million for the three months ended September 30, 2004. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.6% for the three months ended September 30, 2005 from 9.5% for the three months ended September 30, 2004. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton Acquisition.

Depreciation and Amortization.    Depreciation and amortization increased by $1.1 million to $8.6 million for the three months ended September 30, 2005 from $7.5 million for the three months ended September 30, 2004. This increase is primarily the result of increased depreciation of uniforms resulting from the Barton Acquisition.

Loss on Early Extinguishment of Debt.    In fiscal 2004, loss on early extinguishment of debt relates to the write-off of $6.9 million in deferred financing fees, a write-off of $3.2 million of debt discount on the Refinanced Senior Subordinated Notes and a $8.6 million prepayment penalty on the early extinguishment of the Refinanced Senior Secured Credit Facility and Refinanced Senior Subordinated Notes incurred as a result of the Barton Acquisition in August 2004.

Operating Income (Loss).    Operating income (loss) increased by $21.7 million to income of $11.1 million for the three months ended September 30, 2005 from a loss of $10.6 million for the three months ended September 30, 2004. This increase is primarily related to the loss on early extinguishment of debt which occurred in August 2004 in conjunction with the Transactions as well as additional revenues in 2005 compared to 2004 related to the Barton Acquisition.

Interest Expense, Net.    Interest expense, net increased $1.2 million to $10.1 million for the three months ended September 30, 2005 from $8.9 million for the three months ended September 30, 2004. This increase is due to higher outstanding average debt balances as a result of the Transactions.

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

Net Income (Loss).    Net income (loss) increased by $20.5 million to income of $1.0 million for the three months ended September 30, 2005 from a loss of $19.5 million for the three months ended September 30, 2004, as a result of the items described above.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues.    Revenues increased by $238.4 million, or 40.2%, to $832.1 million for the first nine months of 2005 from $593.7 million for the first nine months of 2004. This increase is primarily attributable to the Barton and SSI Acquisitions which resulted in an additional $219.1 million of revenues for the first nine months of 2005 along with increased new business starts and rate increases.

Cost of Revenues.    Cost of revenues increased by $207.1 million, or 41.2%, to $709.6 million for the first nine months of 2005 from $502.5 million for the first nine months of 2004. The increase was mainly the cost associated with increased revenues attributable to the Barton and SSI Acquisitions. Cost of revenues as a percentage of revenues increased to 85.3% for the first nine months of 2005 from 84.6% for the first nine months of 2004. The increase was due mainly to increased business insurance costs. This increase was partially offset as a result of the Company settling certain outstanding unclaimed property matters for $0.7 million less than it expected.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $15.9 million, or 28.3%, to $72.1 million for the first nine months of 2005 from $56.2 million for the first nine months of 2004. The increase in overhead expenses is primarily the result of the Barton Acquisition. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.7% for the first nine months of 2005 from 9.5% for the first nine months of 2004. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton Acquisition.

Depreciation and Amortization.    Depreciation and amortization increased by $7.4 million to $25.4 million for the first nine months of 2005 from $18.0 million for the first nine months of 2004. This increase is primarily the result of an increase in amortization expense of $3.8 million due to increased customer list values resulting from the Barton and SSI Acquisitions and increased depreciation of uniforms resulting from the Barton and SSI Acquisitions.

Loss on Early Extinguishment of Debt.    In fiscal 2004, loss on early extinguishment of debt relates to the write-off of $6.9 million in deferred financing fees, a write-off of $3.2 million of debt discount on the Refinanced Senior Subordinated Notes and a $8.6 million prepayment penalty on the early extinguishment of the Refinanced Senior Secured Credit Facility and Refinanced Senior Subordinated Notes incurred as a result of the Barton Acquisition in August 2004.

Operating Income (Loss).    Operating income (loss) increased by $26.7 million to income of $25.0 million for the first nine months of 2005 from a loss of $1.7 million for the first nine months of 2004. This increase is primarily related to the loss on early extinguishment of debt which occurred in August 2004 in conjunction with the Transactions as well as additional revenues in 2005 compared to 2004 related to the Barton Acquisition.

Interest Expense, Net.    Interest expense, net increased $9.3 million to $29.8 million for the first nine months of 2005 from $20.5 million for the first nine months of 2004. This increase is due to higher outstanding average debt balances as a result of the Transactions.

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

Net Loss.    Net loss decreased by $17.4 million to a net loss of $4.8 million for the first nine months of 2005 from a net loss of $22.2 million for the first nine months of 2004, as a result of the items described above.

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

The following table reconciles net income (loss), as reported in the Company's consolidated statements of operations, to EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)
Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$1,020	$(19,486)	$(4,767)	$(22,188)
Interest expense, net	10,098	8,871	29,813	20,499
Depreciation and amortization	8,619	7,464	25,399	18,021
EBITDA (A)	$19,737	$(3,151)	$50,445	$16,332

(A)    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under "Forward Looking Statements". In addition, results for the first half of 2005 included costs that the Company has not incurred and does not expect to incur in the second half of 2005. Such items include payroll taxes and costs associated with recent acquisitions:

•	Payroll taxes have declined and are expected to further decline over the remainder of the year as a result of employees reaching federal and state taxable wage limits. Consequently, the Company expects these taxes to be approximately $8.0 million less in the second half of 2005 than in the first half of 2005.

•	Approximately $2.2 million in costs associated with the integration of the Barton Acquisition, primarily related to headcount reductions and lease terminations, are included in the Company's results for the first half of 2005. The integration was substantially complete as of June 30, 2005, and therefore, these integration-related costs are not expected to recur in the second half of 2005.

•	The three and nine months ended September 30, 2004 include the effect of loss on early extinguishment of debt totaling $18,742,000 related to the Barton Acquisition.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. As of September 30, 2005, cash and cash equivalents totaled $8.2 million compared to $11.0 million at December 31, 2004. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the first nine months of 2005 was $12.1 million compared to $19.3 million for the first nine months of 2004. The change in cash provided by operating activities was primarily the result of higher operating income partially offset by higher interest payments in the first nine months of 2005 compared to the first nine months of 2004.

Cash used in investing activities for the first nine months of 2005 was $10.6 million compared to $196.3 million for the first nine months of 2004, which consisted primarily of consideration paid for the Barton and SSI Acquisitions. Investing activities have consisted historically of purchases of property and equipment, primarily uniforms. In the first nine months of 2005, we paid $10.7 million for property and equipment as compared to $6.7 million in the first nine months of 2004. The increase is mainly attributable to increased uniform purchases related to the Barton acquisition. For 2005, we expect that our capital expenditures will be approximately $13.0 million, primarily for the purchase of uniforms.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the first nine months of 2005 was $4.3 million compared to $189.6 million provided by financing activities for the first nine months of 2004. The change is primarily the result of scheduled term loan principal repayments in 2005 compared to net proceeds from the Transactions in 2004. In addition, insurance financing proceeds were higher in 2004 compared to 2005.

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

As of September 30, 2005 we had approximately $387.0 million of outstanding indebtedness, which includes the Notes, amounts outstanding under our New Credit Facility and insurance premium financing. In addition, as of September 30, 2005, we had $25.3 million of unused revolver borrowing capacity under the New Credit Facility, net of the issuance of $24.7 million of outstanding letters of credit.

In lieu of paying income taxes, we may make distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with the Company's Operating Agreement. There were no distributions during the first nine months of 2004 or 2005.

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

The New Credit Facility contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; (iii) a minimum consolidated interest coverage ratio; and (iv) a maximum capital expenditure limit. The New Credit Facility contains customary events of default.

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

In the ordinary course of business, we enter into short-term financing agreements in order to fund our business insurance policy premiums. On August 13, 2004, we entered into a financing agreement with Cananwill, Inc. for a total amount of $11.2 million. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of September 30, 2005, the remaining balance of this financing agreement including accrued interest was $9.4 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk related to changes in interest rates for borrowings under the New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At September 30, 2005, a hypothetical 10% increase in interest rates applicable to our new senior secured credit facility would have increased our annual interest expense by approximately $1.5 million and would have decreased our annual cash flow from operations by approximately $0.9 million.

We are exposed to foreign currency exchange rate fluctuations as the financial results of our UK foreign operations, acquired as part of the Barton Acquisition, are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk or for speculative or trading purposes. A hypothetical 10% increase in foreign currency exchange rates would not have a material impact on our financial position or result of operations as of September 30, 2005. In July 2005, the Company ceased all of its foreign operations.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report for the period ended September 30, 2005, as well as certain written, electronic and oral disclosures made by the Company from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of the Company's management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "estimates," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the FDOT to maintain its toll operator service contracts with the Company (which contracts are terminable at will by the FDOT for any reason if in the interests of the FDOT) or the failure of the FDOT to renew such contracts when they expire in May 2006 and on terms which are favorable to the Company;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to Barton and the other businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The risk that certain costs incurred during the first half of 2005, such as payroll taxes and costs related to the integration of acquisitions, do not decline as expected during the remainder of 2005;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Act when it expires at the end of 2005, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its New Credit Facility and anticipated cash flow from operating activities, to meet the Company's expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company's financing arrangements;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the New Credit Facility and the indenture governing the Notes, and the Company's exposure to fluctuations in interest rates under the New Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, the Company encourages investors to read (i) the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4/A filed with the SEC on January 10, 2005 and (ii) the summary of the Company's critical accounting policies in Exhibit 99.1 to the Company's Current Report of Form 8-K (furnished to the SEC on March 31, 2005) under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation and Critical Accounting Policies". Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, it undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer and Manager (Principal Executive Officer)	November 14, 2005

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2005

William A. Torzolini

/s/ G. Michael Landis	Chief Accounting Officer (Principal Accounting Officer)	November 14, 2005

G. Michael Landis