Form 10-K
period 2005-12-31
Allied Security Holdings LLC
filed 2006-03-31
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Registrant’s telephone number, including area code: (610) 239-1100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act of 1933. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes     No

The aggregate market value of the registrant’s common equity held by non-affiliates is not applicable as there is no public market therefore.

As of December 31, 2005, there were 1,092,686 Class A, Class B and Class C units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLIED SECURITY HOLDINGS LLC
2005 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Overview

We offer premium contract security officer services to quality-conscious customers in nine vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government service sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide contract employees for toll collection services to the State of Florida Department of Transportation, or FDOT. As of March 1, 2006 we employed approximately 38,500 security officers and toll collectors.

William C. Whitmore, Jr., our current President, CEO and Chairman, and President and COO since 1990, joined SpectaGuard, Inc. in 1981. In 1998, Albert J. Berger, our former Chairman and CEO, teamed with Gryphon Partners to form SpectaGuard Acquisition LLC (‘‘SpectaGuard’’) to acquire SpectaGuard, Inc., which had served the contract security officer needs of corporate customers primarily in the Philadelphia and Boston metropolitan markets. Gryphon Partners, along with Messrs. Berger and Whitmore, set out to consolidate the highly fragmented and largely under-managed U.S. contract security officer industry and acquired Effective Security, Inc., a provider of contract security officer services to the New York metropolitan market, in 1998. We then acquired AS Acquisition Corp. in 2000. AS Acquisition Corp., which had been operating under the brand name Allied Security since its founding in 1957, was a premier national provider of contract security officer services to customers in more than 38 states. Our combined business began operating under the name Allied Security and was reorganized around seven vertical market segments: high-rise office buildings, corporate complexes, shopping centers, financial institutions, universities, hospitals and industrial complexes. In February 2003, SpectaGuard was acquired by MacAndrews & Forbes Holdings Inc. (together with certain of its affiliates, ‘‘Mafco’’), for approximately $263.6 million. We subsequently acquired Professional Security Bureau, Ltd. (‘‘PSB’’) in December 2003 for approximately $45.8 million and, in March 2004, acquired certain assets and liabilities of Security Systems, Inc. (‘‘SSI’’) for approximately $10.6 million, subject to certain adjustments. In August 2004, we acquired Barton Protective Services Incorporated (‘‘Barton’’) for approximately $181.0 million, subject to certain adjustments (the ‘‘Barton Acquisition’’). Simultaneously with the closing of the Barton Acquisition, we consummated transactions whereby Allied Security Holdings LLC (‘‘Allied Holdings’’ and, together with its subsidiaries, ‘‘Allied’’), which was formed in connection with the Barton Acquisition and related financings, became the sole member of SpectaGuard (and the members of SpectaGuard became the members of Allied Holdings). We operate under the name ‘‘Allied Security’’ and ‘‘Barton Protective Services’’ nationally, as well as under the name ‘‘AlliedBarton Security Services,’’ ‘‘AlliedBarton,’’ and also as ‘‘SpectaGuard’’ and ‘‘Professional Security Bureau’’ in the northeast region of the United States.

We strive to ensure customer satisfaction by placing several levels of customer relationship managers in direct, ongoing contact with our customers so they can promptly and effectively anticipate and respond to the needs of customers and security officers. Our sales and marketing efforts are designed to focus on quality-conscious customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses. Our experience is that many businesses in these markets desire high-quality security officer services and choose service quality over price.

We aim to provide high-quality and cost-effective contract security officer services to our customers. We encourage the retention of our security officers and seek to control our operating expenses through effective management of the hiring process, including extensive candidate screening, training and development. We believe that we offer one of the most comprehensive training programs in the contract security officer industry, which includes multiple levels focused on both mandatory and voluntary programs. In March 2006, Training Magazine named AlliedBarton to its 2006 list of the top 100 United States companies in employee training. We believe these processes offer us a competitive advantage by fostering an employee culture that emphasizes personal career development and provides rewards for long-term, quality service. Additionally, we offer a competitive compensation package to our security officers, including paid holidays and vacations, a 401(k) plan and medical, dental and life insurance benefits. We believe that our premium wage and benefits package contributes to a favorable turnover rate for our security officers as compared to industry averages.

We believe that our low security officer turnover rate decreases personnel-related costs, including recruiting, screening, training and uniform outfitting costs, and allows us to provide a higher overall level of service to our customers by providing a consistent security officer staff. The annual turnover rate for our security officers and toll collectors is approximately 54% against an industry average of approximately 75% for companies of comparable size.

Our Operations

We recruit, screen, hire, train, schedule and supervise security officers who are deployed at customer locations. We use market specific services for each of the vertical markets we target, such as bike patrols in shopping centers, colleges and universities, vehicle patrols of ATMs for financial institutions, escorts in shopping centers and vehicle patrols in corporate complexes. In addition, we provide personnel for toll collection services to the FDOT.

We provide our security officers with badges and uniforms and are responsible for their compensation, including benefits, and for personnel administration. We also provide any required bonding or workers compensation insurance. We customarily charge a customer for our services based on an hourly billing rate for each of our employees who provide services to the customer, including security officers, site supervisors, on-site account managers and, in some cases, other management personnel.

Our typical customer contract may provide for an hourly billing rate used for all officers at a site or variable hourly billing rates for different officers. Our standard customer contract is a one-year contract that can be terminated by either our customer or us on 30 days' notice at any time. Many of our larger contracts are multi-year, and we have found that we are generally successful in extending these contracts and negotiating increases to billing rates under our multi-year contracts on an annual basis.

    Regional Management

Our operations are divided into 13 geographic regions, each of which is managed by a vice president/general manager responsible for developing and executing our regional business plan based on the demand, needs and competition in our regional markets. While each regional business plan is based on our overall corporate strategy, our regional general managers evaluate and recommend programs and initiatives designed to build success in their particular regional markets. The primary mission of the general manager, in all respects, is to follow through on our focus on customer service to ensure that client expectations are being met.

    District Office Management

We employ approximately 84 district managers in over 70 nationwide offices (excluding the FDOT), each of whom is responsible for the day-to-day management of the account managers, site supervisors and security officers in a particular district. Typically reporting to the vice president/general manager for the region, each district manager supervises account managers, payroll and billing, customer relations and the recruiting and training of security officers for the district.

    Sales and Marketing

Our sales and marketing efforts are designed to focus on quality-conscious customers throughout the United States located primarily in city centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of business. Within these areas, we concentrate our sales and marketing efforts on customers in our target vertical market segments. We focus on these vertical markets principally based on our experience that many businesses in these markets desire high-quality security officer services, are conscious of the quality of services delivered and are less motivated by price than by service quality.

Our marketing and sales force consists of one senior vice president, regional vice presidents, vice presidents for selected vertical markets and a number of business development managers and support staff. Our marketing and sales force is organized at the regional level and at the district office level. Our key marketing vehicles are trade shows, security conferences, advertising, media publicity, our website, direct mail, direct solicitation and customer referrals.

Customers

As of December 31, 2005, we provided security services to over 2,100 clients in 42 states and the District of Columbia. We provide security services at commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government service sites located in the United States, including approximately 130 of the Fortune 500 companies. In addition, we provide contract employees for toll collection services in the State of Florida.

In 2005, no single customer represented more than 5% of our revenues, and the revenues from our ten largest customers represented approximately 18.9% of our 2005 revenues.

Employees

As of March 1, 2005, we employed approximately 39,200 individuals, consisting of approximately 36,700 security officers, 1,800 contract toll collection employees, and approximately 700 branch and corporate managerial and administrative staff in over 70 offices nationwide.

As of December 31, 2005, collective bargaining agreements cover approximately 4% of our employees. We believe that our relationships with our employees are good, and we have not experienced any work stoppages as a result of labor disputes.

Insurance

We believe that we maintain all appropriate forms of insurance, including comprehensive general liability, performance and crime bonding, professional liability, automobile coverage and $100 million of excess and umbrella coverage. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with all state workers compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

Competition

The United States contract security officer industry is highly competitive but fragmented. According to a published report, there are over 5,000 contract security officer service providers nationwide, a large majority of which are relatively small, independent providers. Participants in the industry range from small local businesses generating less than $1.0 million in annual revenues to large nationwide companies with annual revenues in excess of $1.0 billion.

We believe there are approximately ten security officer service companies that operate in multiple regions within the United States and have revenues in excess of $100.0 million per year. Our largest competitors include national contract security service providers such as Securitas, Wackenhut and Guardsmark. We also compete with numerous smaller regional and local security service providers in the United States.

We believe that the principal competitive factors in the security service market are:

•	the quality of security officers, including length of service and tenure;

•	supervision, recruiting, selection and training of security officers;

•	management quality and responsiveness;

•	ability to handle multiple sites nationwide; and

•	price in relation to the quality of service.

Government Regulation

We are subject to a large number of city, county and state occupational licensing laws and regulations governing the provision of private security services. Most states require business licensing, as well as licensing or registration of individual security officers, imposing minimum qualification standards and regulations governing training, identification, uniforms, badges, bonding and insurance. As required, we are licensed to provide private security services in each of the states in which we do business. We believe we are in substantial compliance with all relevant regulations and have not received notice of noncompliance which could have a material adverse affect upon the business. However, substantial noncompliance in a jurisdiction in which we operate could jeopardize our license to operate in that jurisdiction and/or subject us to fines.

Website Access to Reports

Our internet website is http://www.alliedbarton.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are made available on our website free of charge as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (‘‘SEC’’ or the ‘‘Commission’’).

Additional information required by Item 1 of Part I is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K and the notes thereto.

Item 1A.    Risk Factors.

Our business, operations and financial condition are subject to various risks. The most significant risks are described below. You should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all the risks applicable to us, our industry or our business, and it is intended only as a summary of the most significant risks. Moreover, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

We have substantial debt.

As of December 31, 2005, we and our consolidated subsidiaries had approximately $377.3 million of outstanding debt (excluding obligations to trade creditors). We may incur substantial additional debt in the future, including additional debt under our Credit Facility (as defined below). As of December 31, 2005 we had $25.3 million of unused borrowing capacity under our Credit Facility, net of the issuance of $24.7 million of outstanding letters of credit. Our substantial level of indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to make debt service payments on the Notes (as defined below) and our Credit Facility, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we are exposed to fluctuations in interest rates, because our Credit Facility has a variable rate of interest;

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

The indenture governing the Notes and our Credit Facility impose significant restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the Notes and our Credit Facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase stock;

•	incur liens;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	merge or consolidate;

•	transfer or sell assets; and

•	limit dividends and other payments by our restricted subsidiaries to us.

We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or take certain corporate actions.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain financial, business and other factors beyond our control. These factors include:

•	interest rates and general economic conditions;

•	competitive conditions in our industry;

•	operating difficulties, operating costs or pricing pressures that we may experience;

•	passage of legislation or other regulatory developments that affect us adversely; and

•	delays or difficulties in implementing our business strategies.

There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to satisfy our payment obligations under our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to scale back our operations or dispose of material assets to meet our debt service and other obligations. Our Credit Facility and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or dispose of our assets at prices that we believe are fair, and the proceeds from such sales may not be adequate to meet our obligations. In addition, the terms of our indebtedness may restrict the use of proceeds from such asset sales.

Our standard customer contracts for security officer services are short-term, and if we are unable to retain our existing security officer service contracts or obtain new security service contracts, our results of operations and financial condition will be adversely affected. In addition, we derive a portion of our revenues from contracts with the State of Florida Department of Transportation, the loss of which could have an adverse effect on our business and operations.

Our business is dependent on our security officer service contracts. Our standard customer contract is a one-year contract that can be terminated by either us or our customer on 30 days' written notice at any time. We serve certain of our customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

In addition, we provide contract employees for toll operator services to the FDOT pursuant to contracts which expire on May 31, 2006. For 2005, these contracts generated an aggregate of approximately $50.1 million, or 4.5%, of our revenues. The FDOT has the right to terminate the contracts at any time for any reason in accordance with the interests of the FDOT. In addition, the FDOT has initiated a competitive bidding process for the award of a new contract following the scheduled expiration of the existing contract. In the event that these contracts are terminated or materially modified, or if we are not successful in acquiring the new contract, our revenues may be reduced substantially, which could have an adverse effect on our business, financial condition and results of operations.

The security services we provide may subject us to liability for substantial damages not covered by insurance.

We provide security services at various customer locations. We may be held liable for the negligent acts or misconduct of our agents or employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation asserting that we are liable for damages as a result of the conduct of our employees or others. We may from time to time be subject to claims that our officers have physically or emotionally harmed individuals in the course of providing these services, or members of the public may be otherwise injured by events occurring on client premises, including events that are not under the immediate control of our security officers. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability in our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security officers. Under principles of common law, we can generally be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

In many cases, our security service contracts also require us to indemnify our clients or may otherwise subject us to additional liability for events occurring on client premises. In addition, some states have adopted statutes that make us responsible for the conduct of our agents and employees. While we maintain insurance programs that provide coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Consequently, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages or in excess of our insurance coverage, we could incur substantial liabilities and our financial condition could be materially and adversely affected.

Since we position ourselves as a premium, high-quality provider of contract security services in an industry that is traditionally price-sensitive, damage to our professional reputation, including as a result of a well-publicized incident or breach of security, could have a material adverse effect on our business.

We depend to a large extent on our relationships with our customers and our reputation for high-quality contract security services, particularly since we position ourselves as a premium, high-quality provider of contract security services in an industry that is price-sensitive. Our customers' expectations and perception of the quality of our services are in large part determined by their regular contact with our managers. If a customer is not satisfied with our services, it may be more damaging in our business than in non-service related businesses. Moreover, a well-publicized incident or breach of security at one or more of our customers' locations could result in a negative perception of our services, damage to our reputation and the loss of existing or potential customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy includes the evaluation of selective acquisition opportunities which may place significant demands on our resources. We may not be successful in identifying suitable acquisition opportunities, and, if we do identify such opportunities, we may not be able to obtain acceptable financing for the acquisition or reach agreeable terms with acquisition candidates or successfully integrate acquired businesses.

An element of our growth strategy is the acquisition and integration of complementary businesses in order to increase our density within certain geographic areas, capture market share in the markets in which we operate and improve profitability. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels thereby limiting our ability to grow.

Our growth through selective acquisitions may place significant demands on our management and our operational and financial resources. Acquisitions involve numerous risks, including the diversion of our management's attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees.

We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to:

•	successfully merge corporate cultures and operational and financial systems;

•	integrate and retain the customer base of the acquired business;

•	realize cost reduction synergies; and

•	as necessary, retain key management members and technical personnel of acquired companies.

If we fail to integrate acquired businesses successfully or to manage our growth, that failure could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired business, consolidate its operations to achieve cost savings or maintain or renew any of its contracts.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on any company that we may acquire, or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Terrorist activity at locations where we provide security services could have a material adverse effect on our business by subjecting us to liability. Whether or not terrorist activity occurs at a client location, our insurance costs could increase and we could be required to comply with more burdensome regulations.

If any locations where we provide security related services are attacked by terrorists, liabilities resulting from such attacks may not be covered by insurance and could have a material adverse effect on our business, financial condition or results of operations. Terrorist activity could materially and adversely affect our business by requiring us to incur additional personnel costs as a result of compliance with expanded security rules and regulations.

In addition, terrorist attacks that do not directly involve locations serviced by us could have a material impact on us by increasing our insurance coverage costs or making insurance coverage unavailable altogether. We have coverage for terrorist attacks under a $100.0 million excess liability insurance policy. This policy is subsidized by the government under the Terrorism Reinsurance Extension Act, or TRIEA. TRIEA is a government-sponsored program which allows insurance carriers to pass on liability exposure to the government in the event of a terrorist act. TRIEA expires on December 31, 2007 and it is possible that TRIEA will not be renewed and, as a result, insurance companies will no longer be willing to provide terrorism coverage to us on the same terms, or at all. This could have a material impact on us by increasing our insurance coverage costs or rendering us unable to obtain such insurance which, in the event of a terrorist attack, could materially and adversely affect our business, financial condition or results of operations.

Our industry is intensely competitive. If we cannot successfully compete with new or existing security service providers, our results of operations and financial condition will be adversely affected.

The contract security officer services industry is intensely competitive. We directly compete with companies that are national and international in scope and some of our competitors have significantly greater personnel, financial, technical and marketing resources than we do, generate greater revenues than we do and have greater name recognition than we do. The recent trend toward consolidation in our industry will likely lead to increased competition from these companies. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers in their regions. There are relatively low barriers to entry into the contract security services industry, and we have faced and expect to continue to face additional competition from new entrants into the contract security officer services industry. In addition, some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. If we cannot successfully compete with new or existing security service providers, our business, financial condition and results of operations will be adversely affected.

If we are unable to attract, retain and manage security officers and administrative staff, our business will suffer.

Our business involves the labor-intensive delivery of contract security services. We derive our revenues largely from contract security officer services performed by our security officers. As of March 1, 2006, we employed approximately 36,700 security officers and 1,800 toll collectors. Our future performance depends in large part upon our ability to attract, develop, motivate and retain skilled security officers and administrative staff. Qualified security officers and administrative staff are in demand, and there is significant competition for these individuals from other security firms, government agencies and other similar enterprises. As a result, we may not be able to attract and retain sufficient numbers of these qualified individuals in the future, which may adversely affect our future performance.

Turnover of contract security officers is significant. The loss of the services of, or the failure to recruit, a significant number of skilled security officers and administrative staff would harm our business, financial condition and results of operations, including our ability to secure and complete service contracts. Furthermore, if we do not successfully manage our existing security officers and administrative staff, we may not be able to achieve the anticipated billing rates, engagement quality, level of overtime and other performance measures that are important to our business, financial condition and results of operations.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our operations.

As of December 31, 2005 approximately 4% of our employees were unionized. Our industry has been the subject of campaigns to increase the number of unionized employees. Although we believe that our relationships with our employees are good, we cannot provide you with any assurances that organized labor action at one or more of our facilities will not occur, or that any such activities, or any other labor difficulties at our facilities or the facilities of any of our customers, would not materially affect us.

In addition, we are subject to, among other laws and regulations, comprehensive U.S. occupational health and safety laws and regulations. Such laws and regulations may become more stringent and result in necessary modifications to our current practices and facilities that could force us to incur additional costs that could materially affect us.

If we lose our executive officers or key personnel or are unable to attract and retain senior operational employees, our operations could be materially and adversely affected.

Our success is dependent to a significant extent upon the continuing efforts, abilities and business generation capabilities of our senior management team and key employees. We have programs in place to motivate, reward and retain our management teams, including cash bonus and equity incentive plans. However, the loss or unavailability of any of our executive officers and key employees could harm our ability to properly service or retain existing clients or operate new businesses. Our success and plans for future growth will also depend on our ability to hire and retain senior operation employees in all areas of our business.

Our service contracts often provide for fixed hourly bill rates or permit limited fee adjustments, and our business, financial condition and results of operations will suffer if increases in our costs cannot be charged to our customers.

Our largest expenses are payroll, payroll taxes and employee related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than other participants in our industry due to our focus on attracting and retaining a highly qualified workforce. Most of our service contracts provide for a fixed hourly bill rate and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts or not at all. Competitive pressures also may prevent us from raising our fees or hourly bill rates when contracts are renewed. If, due to inflation or other causes, including increases in statutory payroll taxes, we must increase the wages, salaries and related taxes and benefits of our employees at rates faster than we can increase the fees charged under our service contracts, our profitability will be adversely affected.

We are subject to government regulation, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to a large number of city, county and state occupational licensing laws and regulations that apply to security officers. Most states have laws, or legislation pending, requiring qualification, training and registration of security officers, regulating the use of identification cards, badges and uniforms and imposing minimum bond surety or insurance standards. Any liability we may have from our failure to comply with these regulations may materially affect our business by restricting our operations and subjecting us to substantial penalties. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

Changes in available security technology may have an adverse effect on our results of operations and financial condition.

Our business involves the labor intensive delivery of contract security services performed by our security officers. Changes in technologies that provide alternatives to security officer services or that decrease the number of security officers required to effectively perform their services may decrease our customers' demand for our security officer services. In addition, if such technologies become available for use in the industry, these technologies may be proprietary in nature and not be available for use by us in servicing our customers. Even if these technologies are available for use by us, we may not be able to successfully integrate such technologies into our business model or may be less successful in doing so than our competitors or new entrants in the industry. A decrease in demand for our security officer services or our inability to effectively utilize such technologies may adversely affect our business, financial condition and results of operations.

Mafco has the power to direct and control our business.

SpectaGuard Holding Corporation (‘‘SpectaGuard Holding’’), a corporation wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, has the power under our operating agreement (‘‘Operating Agreement’’), subject to certain exceptions, to designate all of the members of our Board of Managers. Mafco is therefore able to direct and control our policies and those of our subsidiaries, including, subject to exceptions, with respect to certain mergers, sales of assets and similar transactions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 3606 Horizon Drive, King of Prussia, Pennsylvania 19406. Our principal real estate consists primarily of our executive offices and district offices, with additional smaller offices to handle recruiting and other administrative functions in some areas. A significant number of these facilities are held under long-term operating leases, while others are held under short-term or month-to-month leases. As of December 31, 2005, we maintained over 70 district offices nationwide (excluding the FDOT). All of these are leased, and none are owned. We believe that if we were unable to renew the lease on any of these facilities, we would be able to lease other suitable facilities on commercially reasonable terms. We do not believe that any individual facility or lease is material to our business.

Item 3.    Legal Proceedings.

We may be held liable for the negligent acts or misconduct of our agents or employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation in the ordinary course of business asserting that we are liable for damages as a result of the conduct of our employees or others. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability in our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security officers. Under principles of common law, we generally can be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

In addition, many of our customer contracts contain provisions whereby we are contractually obligated to defend, indemnify and hold harmless our clients. These provisions vary from indemnification for our own negligence and misconduct to providing indemnification for any claims related to our services regardless of our fault. In a limited number of situations, we may also be required to indemnify our customers in cases of their own contributory negligence.

We maintain self-insurance programs and insurance coverage for this general liability risk, which we believe adequately insure us. We also seek to mitigate this risk exposure through indemnification or liability limitations in our contracts, analysis of customer facilities and implementation of programs for employee screening, training, supervision and safety and anonymous reporting by our employees. We believe that we have established adequate reserves for litigation liabilities in our consolidated financial statements. From time to time, we are involved in arbitrations or legal proceedings that arise in the ordinary course of business. We cannot predict the timing or outcome of these claims and proceedings. Currently, we are not involved in any arbitration and/or legal proceeding that we expect to have a material effect on our business, financial condition or results of operations. Exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Company’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of our membership interests. As of
December 31, 2005, there were 890,985, 77,627 and 124,074 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 71,808 had vested and 52,266 remained unvested. All Class A, Class B and Class C units are non-voting.

We pay distributions to our members with respect to income taxes that they owe on earnings that are allocated to them in accordance with our Operating Agreement (as defined below). Our Credit Facility (as defined below) restricts our ability to pay dividends or other distributions (other than tax-related distributions and certain other limited exceptions) on our equity interests. The indenture governing the Notes (as defined below) also places certain restrictions on our ability to pay dividends and make other distributions (other than the tax-related distributions and certain other limited exceptions). Tax-related distributions paid were $1.5 million in 2005 and $0 for 2004.

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated statements of operations data for the years ended December 31, 2001 and 2002, period from January 1, 2003 to February 18, 2003, the period from February 19, 2003 to December 31, 2003 and the years ended December 31, 2004 and December 31, 2005, and our selected consolidated balance sheet data as of December 31, 2001 and 2002, February 18, 2003 and December 31, 2003, 2004, and 2005, and have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP (‘‘EY’’), an independent registered public accounting firm.

Our selected consolidated financial data set forth below should be read in conjunction with ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Predecessor (1)			Successor (1)
	Year Ended December 31,		Period From January 1, 2003 to February 18,	Period From February 19, 2003 to December 31,	Year Ended December 31,
	2001(2)	2002	2003	2003 (2)	2004 (2)	2005
	(tabular information in thousands)
Consolidated Statement of Operations Data:
Revenues	$450,474	$510,592	$70,419	$483,725	$873,401	$1,124,549
Cost of revenues	374,210	425,221	59,568	402,509	736,775	957,497
	76,264	85,371	10,851	81,216	136,626	167,052
Branch and corporate overhead expenses (3)	48,169	52,036	11,119	48,014	83,588	93,100
Depreciation and amortization	16,073	14,566	1,447	15,587	26,301	35,365
Loss on early extinguishment of debt (4)			3,291		18,742
Initial public offering abandonment (5)	—	1,878	—	—	—	—
Operating income (loss)	12,022	16,891	(5,006)	17,615	7,995	38,587
Interest expense, net	13,909	12,062	6,190	15,581	31,385	40,341
Income (loss) before income tax expense (benefit)	(1,887)	4,829	(11,196)	2,034	(23,390)	(1,754)
Income tax expense (benefit) (6)	2,860	(544)	(1,421)	—	—	—
Income (loss) before discontinued operations	(4,747)	5,373	(9,775)	2,034	(23,390)	(1,754)
Loss from discontinued operations (7)	(767)	—	—	—	—	—
Net income (loss)	(5,514)	5,373	(9,775)	2,034	(23,390)	(1,754)
Preferred stock dividends (8)	(8,724)	—	—	—	—	—
Net income (loss) applicable to members	$(14,238)	$5,373	$(9,775)	$2,034	$(23,390)	$(1,754)

	Predecessor (1)				Successor (1)
	Year Ended December 31,		Period From January 1, 2003 to February 18,		Period From February 19, 2003 to December 31,	Year Ended December 31,
	2001	2002	2003		2003	2004		2005
	(tabular information in thousands, except for per hour information)
Other Financial and Operating Data
EBITDA (9)	$28,095	$31,457	$(3,559)	(10)	$33,202	$34,296	(10)(11)	$73,952
Cash flows from operating activities	$13,380	$29,136	$587		$21,790	$24,009		$31,407
Capital expenditures	$5,395	$5,712	$902		$6,064	$10,879		$16,267
Security Officer:
Hours billed	30,306	32,458	4,351		29,487	51,708		62,117
Average bill rate per hour	$14.46	$14.98	$15.22		$15.42	$15.54		$15.94
Hours paid (12)	31,153	33,157	4,422		30,283	53,372		64,158
Average pay rate per hour	$9.97	$10.30	$10.44		$10.59	$10.61		$11.19

	Predecessor (1)			Successor (1)
	As of December 31,		As of February 18,	As of December 31,
	2001	2002	2003	2003	2004	2005
	(tabular information in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$1,696	$—	$8,102	$11,008	$10,710
Accounts receivable, net	$62,752	$53,046	$52,486	$65,438	$129,729	$135,461
Total assets	$216,835	$200,909	$196,208	$404,324	$641,364	$623,773
Total debt	$111,945	$90,885	$90,270	$181,662	$390,212	$377,306
Total members equity (13)	$23,945	$26,022	$20,908	$130,205	$108,501	$99,638

(1)	SpectaGuard was acquired by Mafco on February 19, 2003. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Acquisition by Mafco.’’ Financial data presented herein for periods prior to and including February 18, 2003 relate to SpectaGuard prior to the Mafco transaction (the ‘‘Predecessor’’). Financial data presented herein for periods beginning on and after February 19, 2003 relate to SpectaGuard after the Mafco transaction (the ‘‘Successor’’).

(2)	Our selected consolidated historical financial data includes the effect of the following business transactions, from and after the date of the transactions, as follows:

•	Year ended December 31, 2001: Electronics division sold during 2001 for $840,000;

•	Period from February 18, 2003 to December 31, 2003: PSB acquired on December 19, 2003 for $45,766,000; and

•	Year ended December 31, 2004: Certain assets and liabilities of SSI acquired on March 19, 2004 for $10,574,000 subject to certain adjustments; the Barton Acquisition on August 2, 2004 for $181,033,000.

(3)	An affiliate of Gryphon SpectaGuard Partners, L.P., the Predecessor's majority owner, charged the Predecessor an administrative fee for management services performed on its behalf and the Predecessor paid reimbursements for certain costs incurred in connection with those services. Fees and reimbursements for the period from January 1, 2003 to February 18, 2003, totaled $188,000. As a result of the Mafco transaction, the Predecessor cancelled the agreement pursuant to which such amounts were paid resulting in a termination fee of $2,680,000. In addition, certain members of management received transaction related compensation upon completion of the Mafco acquisition totaling $1,320,000.

(4)	In connection with the Mafco transaction in February 2003, $87,822,000 of SpectaGuard's then existing debt was repaid, resulting in a loss of $3,291,000. In connection with the Barton Acquisition in August 2004, $186,900,000 of our then existing debt was repaid, resulting in a loss of $18,742,000.

(5)	Expenses relate to an initial public offering which was withdrawn in December 2002.

(6)	The members of the Successor have elected to be treated as a partnership for both federal and state income taxes. Certain Predecessor subsidiaries were taxed under Subchapter C of the Internal Revenue Code. For additional detail, see the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(7)	Pursuant to ABP No. 30 ‘‘Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,’’ the consolidated financial statements have been reclassified to reflect the sale of the Predecessor’s electronics division for $840,000 during 2001.

(8)	Amounts represents accrued dividends related to Series A and Series B preferred shares of the Predecessor. The Series A and Series B preferred shares accrued dividends at the rates of 10% and 14% respectively, compounded annually. The preferred shares and accrued dividends were repaid upon the acquisition of SpectaGuard by Mafco.

(9)	EBITDA is defined as income (loss) before discontinued operations, before interest expense, income taxes and depreciation and amortization. EBITDA is presented because we believe it is useful to investors as a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and because such disclosure provides investors with additional criteria used by us to evaluate our operating performance.

EBITDA is not defined under United States generally accepted accounting principles, or GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and other non-GAAP financial measures have limitations which you should consider if you use these measures to evaluate our liquidity or financial performance. EBITDA does not include interest expense, which has required significant uses of our cash in the past and will require us to expend significant cash resources in the future. EBITDA also does not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating our operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or the business we may acquire. Our computation of EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table reconciles income (loss) before discontinued operations, as presented above, to EBITDA:

	Predecessor (1)				Successor (1)
	Year Ended December 31,		Period From January 1, 2003 to February 18,		Period From February 19, 2003 to December 31,			Year Ended December 31,
	2001	2002	2003		2003	2004		2005
	(tabular information in thousands)
Reconciliation of Income (Loss) Before Discontinued Operations to EBITDA:
Income (loss) before discontinued operations	$(4,747)	$5,373	$(9,775)		$2,034	$(23,390)		$(1,754)
Interest expense, net	13,909	12,062	6,190		15,581	31,385		40,341
Income tax expense (benefit)	2,860	(544)	(1,421)		—	—		—
Depreciation and amortization	16,073	14,566	1,447		15,587	26,301		35,365
EBITDA	$28,095	$31,457	$(3,559)	(10)	$33,202	$34,296	(10)(11)	$73,952

(10)	Includes the effect of loss on early extinguishments of debt totaling $3,291,000 for the period from January 1, 2003 to February 18, 2003 and $18,742,000 for the year ended December 31, 2004.

(11)	EBITDA for the year ended December 31, 2004 as shown in this table does not include the historical results of operations of Barton and SSI prior to their respective acquisition dates on August 2, 2004 and March 19, 2004.

(12)	Hours paid generally exceed hours billed due to training and overtime hours incurred but not billable, per our customer contracts.

(13)	Mafco and certain of its affiliates, certain members of management and other investors contributed $116,915,000 of cash to us in February 2003 and an additional $10,000,000 of cash to us in May 2003. In December 2003, Mafco and certain of its affiliates, certain members of management and other investors contributed $7,500,000 of cash to us to partially fund the acquisition of PSB.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of financial condition and results of operations are based upon financial statements which have been prepared in accordance with United States generally accepted accounting principles, and should each be read together with the applicable consolidated financial statements, the notes to those financial statements and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

This following discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled ‘‘Risk Factors’’ in this Annual Report on Form 10-K, actual results may differ materially from those anticipated by such forward-looking statements. See ‘‘Statement Regarding Forward-Looking Disclosure.’’

Overview

We offer premium contract security officer services to quality-conscious customers in nine vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government service sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide personnel for toll collection services to the FDOT. As of March 1, 2006, we employed approximately 38,500 security officers and toll collectors. As of December 31, 2005, we provided contract security officer services to over 2,100 clients, including approximately 130 of the Fortune 500 companies, in 42 states and the District of Columbia.

 Revenues

Our revenues are primarily generated from customer contracts wherein we are obligated to provide security officer services at agreed upon hourly billing rates to our customers such as commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government service sites. Our standard customer contract is a one-year contract that can be terminated by either our customer or us on 30 days' notice at any time. Many of our larger contracts are multiyear and we have found that we generally have been successful in extending these contracts and negotiating increased adjustments to billing rates. Revenues from our contracts with the FDOT are generated in substantially the same manner in which we generate revenues from our security officer contracts.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality employees. We pay above market average wage rates to our contract security officers and provide benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our security officers and toll collectors was approximately 54% for the year ended December 31, 2005, which compares favorably to our industry. This allows us to respond to our targeted customers who demand high-quality security officer services.

 Cost of Revenues

Our largest operating expenses are payroll, payroll taxes and employee related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce. Our expenses also include workers compensation and general liability costs. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Acquisition by Mafco

On February 19, 2003, Mafco, through its wholly-owned subsidiary SpectaGuard Holding, acquired the Predecessor, which included SpectaGuard and its wholly owned subsidiaries, from Gryphon Partners II, L.P. (‘‘Gryphon’’) and other minority owners for approximately $263.6 million. This purchase was funded through borrowings of $151.2 million and cash contributions of $116.9 million recorded as follows: $113.0 million from Mafco and its affiliates for Class A Units, $2.3 million from OCM Specta Holdings Inc. (‘‘OCM’’) for Class A Units, $1.5 million from Blackstone SG Mezzanine Corp. (‘‘Blackstone’’) for Class A units, and $0.1 million from members of our senior management for Class B and Class C units.

In connection with this transaction, a syndication of lending institutions underwrote $125,000,000 of Senior Secured Credit Facilities (the ‘‘Refinanced Senior Secured Credit Facilities’’). The Refinanced Senior Secured Credit Facilities consisted of (i) a $20,000,000 5-year Revolving Credit Facility (the ‘‘Refinanced Revolver’’) and (ii) a $105,000,000 7-year Senior Term Loan Facility (the ‘‘Refinanced Senior Term Loan’’). In addition, we issued at a discount Senior Subordinated Notes (the ‘‘Refinanced Senior Subordinated Notes’’) to affiliates of OCM and Blackstone with an aggregate face value of $50,000,000 for net proceeds of $46,156,000. The Refinanced Senior Secured Credit Facilities and the Refinance Senior Subordinated Notes were refinanced in August 2004 in connection with the Barton Acquisition. See ‘‘The Barton Acquisition — The Refinancing."

The Barton Acquisition

On May 12, 2004, SpectaGuard, BPS LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of SpectaGuard, Barton and Barton’s shareholders (the ‘‘Shareholders’’) entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’), pursuant to which we acquired Barton through the merger of Barton with and into BPS LLC, with BPS LLC as the surviving limited liability company. Upon completion of the Barton Acquisition, on August 2, 2004, all shareholders of Barton, holders of vested stock options and holders of phantom stock units received merger consideration in an aggregate amount of $181.0 million in cash and BPS LLC changed its name to Barton Protective Services LLC. Also in connection with the closing of the Barton Acquisition, the members of SpectaGuard became the members of Allied Holdings (and Allied Holdings became the sole member of SpectaGuard) through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Holdings. The SpectaGuard operating agreement then in effect was terminated and the members of Allied Holdings entered into the current Operating Agreement, which contains provisions substantially similar to the SpectaGuard Operating Agreement. The Barton Acquisition and the related financing transactions are referred to collectively as the ‘‘Transactions.’’

The Refinancing

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, we entered into a senior secured credit facility (the ‘‘Credit Facility’’). As described below, the Credit Facility was amended on May 10, 2005 to modify certain of its terms. The Credit Facility initially provided for (i) a $210.0 million six-year senior term loan (the ‘‘Senior Term Loan’’) and (ii) a $50.0 million five-year revolver (the ‘‘Revolver’’) with certain sub-limits for letters of credit and swing line loans. In addition, we issued $180.0 million in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’) which mature on July 15, 2011. We used initial borrowings under the Credit Facility, together with the net proceeds from the offering of the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Senior Secured Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. We drew down the full amount of the Senior Term Loan and none of the Revolver in connection with the Transactions.

As of August 2, 2004 and prior to giving effect to the Transactions, we had $125.0 million in term loans outstanding under the Refinanced Senior Secured Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Refinanced Senior Subordinated Notes comprised $50.0 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and paid-in-kind (‘‘PIK’’) interest at 3.00% per annum, each payable quarterly, and $10.5 million aggregate face value of senior subordinated notes due June 30, 2010 which provided for cash interest at 12.00% per annum and PIK interest at 4.25% per annum, each payable quarterly. We had $61.9 million principal outstanding, including PIK interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to the redemption of the Refinanced Senior Subordinated Notes.

On May 10, 2005, we executed an amendment (‘‘Amendment No. 1’’) to the Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the Senior Term Loan, the interest rate applicable to Eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company’s leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30.0 million to $60.0 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of ‘‘excess cash flow’’; (iv) mandatory principal repayment of the Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sub limit for letter of credit availability under the Revolver was increased from $40.0 million to $50.0 million.

Other Recent Acquisitions

Acquisition of Certain Assets and Liabilities of Security Systems, Inc.

On March 19, 2004, we acquired certain assets and liabilities of SSI, including the rights to perform under SSI's customer contracts, for approximately $10.6 million, subject to certain post-closing adjustments, a portion of which was settled in September 2004. Prior to the SSI acquisition, SSI was a provider of high-quality contract security services to universities and corporate customers primarily in Boston. The SSI acquisition was funded through the issuance of a $7.5 million term loan which was permitted as a delayed draw under the Refinanced Senior Secured Credit Facility.

In connection with the SSI acquisition, we implemented a cost reduction plan to reduce headcount in corporate and branch administrative functions and exit duplicative facilities. As of March 31, 2004, this cost reduction plan was complete.

Acquisition of Professional Security Bureau, Ltd.

On December 19, 2003, we acquired all of the outstanding common shares of PSB, a provider of high-quality contract security services to corporate customers primarily within the same northeast United States region as certain of our operations. The cost of the acquisition was subject to a working capital purchase price adjustment, which was settled in February 2004. The cost of the acquisition (exclusive of financing costs) was approximately $45.8 million.

The PSB acquisition was funded through aggregate borrowings of $40.5 million and cash contributions of $7.5 million. The Refinanced Senior Secured Credit Facility was amended and restated to provide for an additional $30.0 million senior term loan and an additional $10.0 million of availability under the Refinanced Revolver. In addition, we issued $10.5 million of additional Refinanced Senior Subordinated Notes due June 30, 2010 to OCM Mezzanine, Blackstone Mezzanine and Blackstone Holdings. The Refinanced Senior Secured Credit Facility and the Refinanced Senior Subordinated Notes were refinanced as part of the Transactions. See ‘‘The Barton Acquisition — The Refinancing.’’

In connection with this transaction, we adopted a formal plan to terminate certain PSB employees, exit duplicative PSB office facilities and reduce certain other corporate and branch administrative expenses. We accrued $1.3 million of costs related to severance-related benefits and lease termination costs. As of December 31, 2004, the severance-related benefits portion of the plan was complete.

Basis of Presentation and Critical Accounting Policies

 Revenues

Revenues are recorded on an accrual basis through client billings. Billings are based on client contracts, which generally include a markup on wages paid or a stated bill rate for hours worked. The vast majority of customers are billed a rate for hours worked which includes wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated markup and in other instances at cost as incurred. Clients are billed on a weekly, biweekly, monthly or quarterly basis.

 Cost of Revenues

The direct cost of revenues is primarily comprised of direct labor, related payroll taxes, medical and life benefits and workers compensation and liability insurance. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, overtime, bonus, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime and training time, which is generally not billable. Medical benefit costs are based on self-insured plans, which cover the majority of our workforce, and premium-based plans. The self-insured medical costs are recorded by applying internal estimates based on actual claims history. The premium-based plan costs are charged based on actual premiums paid. Workers compensation and liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, claims and administrative costs. These charges are monitored closely against established reserves.

 Branch and Corporate Overhead Expense

Branch overhead expense includes all salaries, salary related expenses, benefits and travel and entertainment costs paid to branch level employees. Branch administrative personnel typically include division presidents, vice president/general managers, district managers, support and administrative staff. Other primary branch overhead expenses include rent, classified advertisements, office expenses and bad debt expense. Corporate overhead expense includes all expenses related to our headquarters, salaries and related expenses, including benefits, commissions, incentive compensation, travel and entertainment costs, rent, marketing costs, professional and consulting fees, and office expenses.

 Depreciation and Amortization Expense

Depreciation expense consists of depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the Mafco, PSB, SSI, and the Barton Acquisitions. It also includes the amortization of covenants not-to-compete.

 Interest Expense

Interest expense consists of the cost of interest related to our Senior Term Loan, Notes and related discount, Revolver and insurance premium financing. It also includes amortization of deferred financing fees and the accretion of liabilities related to due to affiliate and noncompetition covenants.

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

Accounts Receivable Reserve. Our customers are located throughout the United States. We grant credit to our customers and generally do not require collateral. We maintain an allowance for doubtful accounts which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of their accounts receivable balance on a monthly basis and performs additional detail review on a quarterly basis. This process includes an analysis of specific reserves based upon known credit collection issues and potential reserve adjustments.

Insurance Reserves. We maintain insurance coverage, subject to certain self insured retentions, for workers compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims.

Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives continue to be amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2005 and determined that there was no impairment.

Customer lists are amortized over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the acquired customer lists have required accelerated amortization to date.

Results of Operations

SpectaGuard was acquired by Mafco on February 19, 2003, and therefore, in the following discussion of our historical results of operations, ‘‘fiscal 2003’’ refers to the combined presentation of the results of operations of the Predecessor for the period from January 1, 2003 to February 18, 2003 combined with the results of operations of the Successor for the period from February 19, 2003 to December 31, 2003.

Fiscal 2005 Compared to Fiscal 2004

Revenues. Revenues increased by $251.1 million, or 28.7%, to $1,124.5 million for fiscal 2005 from $873.4 million for fiscal 2004. This increase was attributable to a full year of results in fiscal 2005 related to the Barton Acquisition which resulted in an additional $206.8 million of revenues as compared to five months of additional revenues in fiscal 2004. The increase is also attributable to increased security officer billable hours and to increases in billable security officer rates. Security officer hours billed increased by 10.4 million hours to 62.1 million for fiscal 2005 from 51.7 million hours for fiscal 2004, or 20.1%. The Barton Acquisition accounted for 8.8 million of these increased security officer hours due to a full year of results in fiscal 2005 as compared to five months of results in fiscal 2004. The average security officer billing rate also increased 2.6% to $15.94 for fiscal 2005 from $15.54 for fiscal 2004 primarily as a result of increased pay rates for security officers.

Cost of Revenues. Cost of revenues increased by $220.7 million, or 30.0%, to $957.5 million for fiscal 2005 from $736.8 million for fiscal 2004. The increase was mainly the result of higher labor costs in connection with a full year of results related to the Barton Acquisition in fiscal 2005 as compared to five months of results in fiscal 2004. Cost of revenues as a percentage of revenues increased to 85.1% for fiscal 2005 from 84.4% for fiscal 2004. The increase was due mainly to higher business insurance and labor costs. Security officer hours paid also increased 10.7 million hours or 20.0% to 64.1 million for fiscal 2005 from 53.4 million for fiscal 2004. The average security officer pay rate per hour also increased 5.5% to $11.19 for fiscal 2005 from $10.61 for fiscal 2004 due primarily to inflation and requirements under new and existing customer contracts.

Branch and Corporate Overhead Expenses. Branch and corporate overhead expenses increased by $9.5 million, or 11.4%, to $93.1 million for fiscal 2005 from $83.6 million for fiscal 2004. The increase in overhead expenses was a direct result of a full year of results related to the Barton Acquisition in fiscal 2005 as compared to five months of results in fiscal 2004. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.3% for fiscal 2005 from 9.6% for fiscal 2004. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton Acquisition as well as a decrease in incentive-related compensation.

Depreciation and Amortization. Depreciation and amortization increased by $9.1 million to $35.4 million for fiscal 2005 from $26.3 million for fiscal 2004. This increase was primarily attributable to increased amortization expense of $4.1 million due to increased customer list values resulting from a full year of the Barton Acquisition as compared to five months in fiscal 2004 as well as an increased number of uniforms resulting from the Barton Acquisition.

Loss on early extinguishment of debt. For fiscal 2005 there was no loss on early extinguishment of debt. For fiscal 2004, loss on early extinguishment of debt related to the write-off of $6.9 million in deferred financing fees, a write-off of $3.2 million of debt discount on the Refinanced Senior Subordinated Notes and an $8.6 million prepayment penalty on the early extinguishment of the Refinanced Senior Secured Credit Facility and Refinanced Senior Subordinated Notes incurred in connection with the Barton Acquisition in August 2004.

Operating Income (Loss).    Operating income increased by $30.6 million, or 382.5%, to $38.6 million for fiscal 2005 from $8.0 million for fiscal 2004. This increase was primarily related to the $18.7 million loss on early extinguishment of debt in fiscal 2004 as well as additional revenues in fiscal 2005 compared to fiscal 2004 as discussed above.

Interest Expense, Net. Interest expense, net increased $8.9 million to $40.3 million for fiscal 2005 from $31.4 million for fiscal 2004. The increase was due to higher outstanding average debt balances as a result of a full year in fiscal 2005 relating the Barton Acquisition as compared to five months in fiscal 2004 and the accretion of covenants not-to-compete and due to affiliate liabilities.

Income Tax Expense (Benefit).    Subsequent to the Mafco transaction, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit) for fiscal 2005 and 2004. In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid were $1.5 million in fiscal 2005 and $0 for fiscal 2004.

Net Loss. Net loss decreased by $21.6 million to a net loss of $1.8 million for fiscal 2005 from a net loss of $23.4 million for fiscal 2004, as a result of the items described above.

Fiscal 2004 Compared to Fiscal 2003

Revenues. Revenues increased by $319.3 million, or 57.6%, to $873.4 million for fiscal 2004 from $554.1 million for fiscal 2003. This increase was attributable to the Barton Acquisition and the PSB and SSI acquisitions which resulted in an additional $264.1 million of revenues for fiscal 2004, increased billable hours due to additional contracts secured during the period and increases in billable rates under existing contracts. Security officer hours billed increased by 17.9 million hours to 51.7 million for fiscal 2004 from 33.8 million hours for fiscal 2003, or 53.0%. The average security officer billing rate also increased 1.0% to $15.54 for fiscal 2004 from $15.39 for fiscal 2003. This increase was primarily related to increased pay rates for security officers due primarily to inflation and requirements under new and existing customer contracts.

Cost of Revenues. Cost of revenues increased by $274.7 million, or 59.4%, to $736.8 million for fiscal 2004 from $462.1 million for fiscal 2003. The increase was mainly the result of higher labor costs in connection with the acquisitions in fiscal 2004 described above. Cost of revenues as a percentage of revenues increased to 84.4% for fiscal 2004 from 83.4% for fiscal 2003. The increase was due mainly to higher sub-contract labor from acquired accounts, mainly the FDOT, as well as large increases in payroll tax rates. Security officer hours paid also increased 18.7 million hours or 53.9% to 53.4 million for fiscal 2004 from 34.7 million for fiscal 2003. The average security officer pay rate per hour also increased 0.4% to $10.61 for fiscal 2004 from $10.57 for fiscal 2003.

Branch and Corporate Overhead Expenses. Branch and corporate overhead expenses increased by $24.5 million, or 41.5%, to $83.6 million for fiscal 2004 from $59.1 million for fiscal 2003. The increase in overhead expenses was a direct result of the Barton Acquisition and the PSB and SSI acquisitions, as well as an increase in professional fees. Branch and corporate overhead expenses in fiscal 2003 included $4.0 million of transaction costs related to the Mafco acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $9.3 million to $26.3 million for fiscal 2004 from $17.0 million for fiscal 2003. This increase was primarily attributable to increased amortization expense of $5.7 million due to increased customer list values resulting from the Mafco transaction, the Barton Acquisition and the PSB and SSI acquisitions.

Loss on Early Extinguishment of Debt. For fiscal 2004, loss on early extinguishment of debt related to the write-off of $6.9 million in deferred financing fees, a write-off of $3.2 million of debt discount on the Refinanced Senior Subordinated Notes and an $8.6 million prepayment penalty on the early extinguishment of the Refinanced Senior Secured Credit Facility and Refinanced Senior Subordinated Notes incurred in connection with the Barton Acquisition in August 2004. For fiscal 2003, loss on early extinguishment of debt related to the write-off of $1.7 million in deferred financing fees, a write-off of $0.3 million of debt discount on the extinguished senior subordinated notes and a $1.3 million prepayment penalty on the early extinguishment of term loans incurred as a result of the Mafco transaction in February 2003.

Operating Income (Loss).    Operating income decreased by $4.6 million, or 36.5%, to $8.0 million for fiscal 2004 from $12.6 million for fiscal 2003. This decrease was primarily related to the $18.7 million loss on early extinguishment of debt in fiscal 2004, partially offset by the $3.3 million of loss on early extinguishment of debt and $4.0 million of transaction costs related to the Mafco transaction in 2003.

Interest Expense, Net. Interest expense, net increased $9.6 million to $31.4 million for fiscal 2004 from $21.8 million for fiscal 2003. Offsetting this increase was a $5.1 million loss on the realization of an interest rate swap recognized as a result of the Mafco transaction in February 2003. The increase was due to higher debt balances as a result of the Barton Acquisition, the PSB and SSI acquisitions and the accretion of non-compete and due to affiliate liabilities.

Income Tax Expense (Benefit).    Subsequent to the Mafco transaction, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we did not have income tax expense (benefit) for fiscal 2004. In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions declared were $0 in 2004 and $2.3 million for 2003.

Net Loss. Net loss increased by $15.7 million to a net loss of $23.4 million for fiscal 2004 from a net loss of $7.7 million for fiscal 2003, as a result of the items described above.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for fiscal 2005, fiscal 2004 and fiscal 2003 were $31.4 million, $24.0 million and $22.4 million, respectively. For fiscal 2005, fiscal 2004 and fiscal 2003, cash provided by operating activities was generated primarily from operating income of $38.6 million, $8.0 million and $12.6 million, respectively. Operating income for fiscal 2004 includes the loss on early extinguishment of debt totaling $18.7 million. Cash paid for interest for fiscal 2005, fiscal 2004 and fiscal 2003 were $36.8 million, $17.2 million and $15.7 million, respectively.

Cash used in investing activities for fiscal 2005, fiscal 2004 and fiscal 2003 were $16.1 million, $202.6 million and $53.0 million, respectively. Investing activities have historically consisted of purchases of property and equipment, primarily uniforms. In 2005, 2004 and 2003, we paid $16.3 million, $10.9 million and $7.0 million for purchases of property and equipment, respectively. In fiscal 2004, we paid approximately $181.0 million for the Barton Acquisition and approximately $10.6 million for the SSI acquisition, both of which were subject to certain purchase price adjustments. We expect $18.9 million in capital expenditures in 2006.

Financing activities have primarily consisted of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for fiscal 2005 was $15.5 million, primarily related to the repayment of debt and member tax distributions. Cash provided by financing activities was $181.4 million for fiscal 2004 and $37.1 million for fiscal 2003. In fiscal 2004, cash flow provided by financing activities is primarily the result of net proceeds from the issuance of debt as part of the Transactions. In fiscal 2003, net proceeds from the issuance of debt totaling $26.6 million and capital contributions of $17.4 million were used primarily for the PSB acquisition.

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

Simultaneously with the closing of the Barton Acquisition, we entered into the Credit Facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. Our Credit Facility provides for commitments by the lenders for original term loans of $210.0 million and of $50.0 million in revolving loans, with certain sub-limits for letters of credit and swing line loans. Our obligations under the Credit Facility are guaranteed by each of our domestic subsidiaries and our obligations and the obligations of our subsidiary guarantors are secured by a first priority lien on substantially all of our, and each subsidiary guarantor's, present and future tangible and intangible assets.

We drew down the full amount of the term loans and none of the revolving loans in connection with the Transactions. This amount was used together with the net proceeds from the offering of the Notes to finance the Barton Acquisition, to repay substantially all of our then existing indebtedness and to pay related fees, expenses and prepayment premiums.

In the ordinary course of business, we enter into short-term financing agreements in order to fund our business insurance policy premiums. On August 13, 2004, we entered into a financing agreement with Cananwill, Inc. for a total amount of $11.2 million. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of December 31, 2005, the remaining balance of this financing agreement, including accrued interest, was $5.9 million.

As of December 31, 2005 we had approximately $377.3 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility and insurance premium financing. In addition, as of December 31, 2005, we had $25.3 million of unused borrowing capacity under our Credit Facility, net of the issuance of $24.7 million of outstanding letters of credit.

The Credit Facility requires an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow exists as defined in the Credit Facility, prepayment of the Term Loans is required in an amount equal to such excess cash flow no later than five days after the earlier of (i) the date on which the financial statements are required to be delivered to the lenders, and (ii) the date such financial statements are actually delivered. We anticipate making an excess cash flow prepayment of the Term Loans of approximately $668,000 on or about March 31, 2006.

The following table summarizes our contractual obligations by year at December 31, 2005:

	Payments Due by Year December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt	$377,306	$11,537	$30,000	$30,000	$30,000	$97,582	$178,187
Fixed Rate Debt Interest	122,850	20,475	20,475	20,475	20,475	20,475	20,475
Non-cancelable operating leases	20,621	7,519	5,285	3,575	2,265	1,467	510
Covenants not-to-compete	1,450	450	500	500	—	—	—
Due to affiliates	16,251	10,339	—	5,912	—	—	—
Total	$538,478	$50,320	$56,260	$60,462	$52,740	$119,524	$199,172

In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our operating agreement. Member tax distributions paid were $1.5 million in 2005 and $0 for 2004.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. As of December 31, 2005, we do not have any material commitments related to capital expenditures.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Inflation

In general, our costs are affected by inflation and we may experience the effects of inflation in future periods. Management believes, however, that such effects have not been material to us during the past three years.

Forward-Looking Statements

This Annual Report for the period ended December 31, 2005, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, including those described in Item 1A. ‘‘Risk Factors’’ in this Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the FDOT to maintain its toll operator service contracts with the Company (which contracts are terminable at will by the FDOT for any reason if in the interests of the FDOT) or the failure of the FDOT to award us a new contract after the existing contracts expire in May 2006 on terms which are favorable to the Company;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to Barton and the other businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Extension Act when it expires at the end of 2007, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its Credit Facility and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the Credit Facility and the indenture governing the Notes, and the Company's exposure to fluctuations in interest rates under the Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, we encourage investors to read the discussion of risk factors included in Item 1A. ‘‘Risk Factors’’ and the discussion of critical accounting policies included in this Item 7 under the heading ‘‘— Basis of Presentation and Critical Accounting Policies’’, as such discussions may be modified or supplemented by subsequent reports that we file with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At December 31, 2005, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $1.7 million and would have decreased our annual cash flow from operations by approximately $1.0 million.

Prior to July 2005, we had exposure to foreign currency exchange rate fluctuations as the financial results of our U.K. operations, acquired as part of the Barton Acquisition, were translated into U.S. dollars. As exchange rates varied, these results, when translated, may have varied from expectations and adversely impacted our financial position or results of operations. We do not enter into forward exchange contracts as a hedge against foreign currency exchange risk or for speculative or trading purposes. A hypothetical 10% increase in foreign currency exchange rates would not have a material impact on our financial position or results of operations as of December 31, 2005. In July 2005, the Company ceased all of its foreign operations.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Managers and Executive Officers of the Company.

Allied Holdings is a Delaware limited liability company that became the sole member of SpectaGuard Acquisition LLC on August 2, 2004 in connection with the Transactions. The business and affairs of Allied Holdings are managed by a Board of Managers which operates in a manner similar to the board of directors of a corporation. As of January 1, 2006, the Board of Managers consisted of ten individuals, each of whom is referred to as a Manager.

Set forth below is information concerning Allied Holdings' executive officers and Managers as of
January 1, 2006.

Name	Age	Position
Albert J. Berger	69	Chairman and Manager
William C. Whitmore, Jr.	53	President, Chief Executive Officer and Manager
David I. Buckman	44	Executive Vice President and General Counsel
William A. Torzolini	45	Senior Vice President and Chief Financial Officer
Ronald O. Perelman	63	Manager
Floyd I. Clarke	63	Manager
Donald G. Drapkin	57	Manager
Todd J. Slotkin	52	Manager
General Jack Keane	63	Manager
Michael J. Regan	63	Manager
John A. Fry	45	Manager
Ray Wirta	62	Manager

Albert J. Berger has served as Chairman and a Manager of Allied Holdings since its formation in August 2004 until February 2006, at which time he completed his service as Chairman. Mr. Berger also served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Berger had served as Chief Executive Officer of SpectaGuard from 1998 to February 2003. From 1994 through 1998, Mr. Berger redeveloped a hotel property and consulted with Gryphon Investors, Inc. and others in the security business. Mr. Berger served as Director, President and Vice Chairman of Pinkerton from 1990 to 1994 and as a Director of California Plant Protection from 1975 to 1987 and consultant and Director from the acquisition of Pinkerton by California Plant Protection (from American Brands) in 1988 until 1989. Mr. Berger served as President of HCC Industries from 1985 to 1987. From 1961 through 1985 Mr. Berger held various positions in the chemical industry and owned a specialty chemical business from 1965 through 1985.

William C. Whitmore, Jr. has served as President, Chief Executive Officer and a Manager of Allied Holdings since its formation in August 2004. Mr. Whitmore also served as a manager of SpectaGuard from February 2003 until August 2004. In addition, Mr. Whitmore was appointed Chairman in March 2006. Mr. Whitmore had served as President and, until his appointment as Chief Executive Officer in February 2003, Chief Operating Officer of SpectaGuard since 1990. Mr. Whitmore is a member of the Private Sector Senior Advisory Committee for the Homeland Security Advisory Council. From 1983 until 1986, Mr. Whitmore served as Vice President of SpectaGuard Inc., managing all aspects of operations, marketing and sales for commercial security services. From 1986 until 1990, Mr. Whitmore served as Executive Vice President of SpectaGuard Inc., managing all company operations and support functions. Prior to joining us, Mr. Whitmore was employed in public sector law enforcement.

David I. Buckman has served as Allied Holdings' Executive Vice President and General Counsel since January 1, 2006. From April 2005 through December 2005, Mr. Buckman held the title of Senior Vice President and General Counsel. As General Counsel, Mr. Buckman is responsible for the legal affairs of the Company, including its regulatory compliance and risk management functions. He also supervises Allied Holdings human resources functions, including recruitment and training. From 1994 until he joined Allied Holdings, Mr. Buckman was Associate General Counsel of Aramark Corporation, an international provider of managed services, including food, facility and uniform services. From 1988 until 1994, Mr. Buckman was associated with the law firm of Morgan, Lewis & Bockius LLP.

William A. Torzolini has served as Allied Holdings' Senior Vice President and Chief Financial Officer since its formation in August 2004. Mr. Torzolini has also served as SpectaGuard's Chief Financial Officer since 2001. In his position, he oversees all of our accounting, finance and reporting, as well as management of our Information Systems department. From 2000 to 2001, Mr. Torzolini served as Senior Vice President and Chief Financial Officer of Crothall Services Group, a national hospital housekeeping, linen and plant maintenance outsourcing company. From 1998 to 2000, Mr. Torzolini served as Chief Financial Officer of ORBIT/FR, Inc., a supplier of sophisticated microwave test and measurement solutions for the satellite, automotive, wireless and aerospace industries. From 1990 to 1998, he was the Vice President and Chief Financial Officer of the Outpatient Division at Novacare, Inc., the country's second largest provider of healthcare rehabilitation services.

Ronald O. Perelman has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Perelman served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Perelman has been Chairman of the Board of Directors and Chief Executive Officer of Mafco and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Board of Revlon Consumer Products Corporation (‘‘Revlon Products’’) and Revlon, Inc. (‘‘Revlon’’). Mr. Perelman served as Chairman of the Board of Directors of Panavision Inc. until September 2003 and thereafter began service as Co-Chairman. Mr. Perelman is a director of the following entities which are required to file reports pursuant to the Exchange Act: M & F Worldwide Corp. (‘‘M & F Worldwide’’), Panavision Inc., Revlon Products, Revlon, REV Holdings LLC and Scientific Games Corporation.

Floyd I. Clarke has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Clarke has been Vice President for Corporate Compliance at Mafco since January 1994. Prior to that, Mr. Clarke served in various positions with the Federal Bureau of Investigation from 1964 to 1994, including: Special Agent in the Birmingham and Boston Field Offices; Supervisory Special Agent in the Identification Division; Assistant Special Agent in Charge of the Philadelphia Office; Special Agent in Charge of the Kansas City Office; Assistant Director of the Criminal Investigative Division; Executive Assistant Director — Administration; and Deputy Director. In July 1993, then President Clinton appointed Mr. Clarke as the Acting Director of the FBI, the position in which he served until September 1993. Mr. Clarke is also a member of the Board of Directors of LexisNexis Special Services Inc. and the FBI’s Director’s Advisory Board.

Donald G. Drapkin has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Drapkin served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Drapkin has been a Director and Vice Chairman of Mafco since 1987. Prior to joining Mafco, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin is also a director of the following corporations which are required to file reports pursuant to the Exchange Act: Anthracite Capital Inc., Nephros Inc., Playboy Enterprises, Inc., Revlon, Revlon Products and SIGA Technologies, Inc.

Todd J. Slotkin has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Slotkin served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Slotkin has been Executive Vice President and Chief Financial Officer of Mafco since 1999 and was Senior Vice President of Mafco from 1992 to 1999. Mr. Slotkin has been Executive Vice President and Chief Financial Officer of M & F Worldwide since 1999. Prior to 1992, Mr. Slotkin was Senior Managing Director and Senior Credit Officer of Citicorp. Mr. Slotkin is also a member of the Board of Directors of CBIZ, Inc. and REV Holdings LLC, each of which is required to file reports pursuant to the Exchange Act.

General Jack Keane has served as a Manager of Allied Holdings since March 2005. General Keane served 37 years in the U.S. Army, rising to the rank of four-star General and most recently holding the position of Vice Chief of Staff of the Army. General Keane is President of GSI, LLC, an independent consulting firm. He is a senior advisor to Kohlberg, Kravis, Roberts & Co. and an advisor to URS Corporation. General Keane is also a Director of METLIFE, Inc. and General Dynamics Corporation. He is a member of the Secretary of Defense's Policy Board and is a military analyst for ABC News.

Michael J. Regan has served as a Manager of Allied Holdings since March 2005. Mr. Regan is a former Vice Chairman and the Chief Administrative Officer of KPMG LLP, a leading provider of audit and tax services. Over his 40 years with KPMG, Mr. Regan was involved in a wide range of business activities, was lead partner for many Fortune 500 companies and was head of the New York Audit Practice. He is a graduate of Manhattan College, where he is currently a member of the board of trustees, and served four years as a naval officer. Mr. Regan sits on the Board of Scientific Games, which is a publicly traded company on the Nasdaq Stock Market. He is also a member and former chairman of the board of directors for the United Way of Bergen County, New Jersey.

John A. Fry has served as a Manager of Allied Holdings since September 2005. Mr. Fry is President of Franklin & Marshall College, a position he has held since 2002. Prior to joining Franklin & Marshall, Mr. Fry was the Executive Vice President of the University of Pennsylvania where he was responsible for all matters related to finance, investments, human resources, facilities and real estate, public safety, information systems, corporate relations and audit and compliance. He is a member of the National Collegiate Athletic Association's Division III President's Council and is a Presidential Appointee of the Benjamin Franklin Tercentenary Commission.

Ray Wirta has served as a Manager of Allied Holdings since September 2005. Mr. Wirta previously served for eight years as Chief Executive Officer of CB Richard Ellis, a Fortune 500 company. He is vice chairman and a director of CB Richard Ellis and chairman and director of CB Richard Ellis Realty Finance. Prior to joining CB Richard Ellis, Mr. Wirta was President of the Koll Company.

Audit Committee Financial Expert

Allied Holdings’ Board of Managers has established an audit committee with an ‘‘audit committee financial expert’’ as such term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). On March 9, 2005, Allied Holdings’ Board of Managers determined that Michael J. Regan, based upon his experience, training and education, qualifies as an audit committee financial expert. Mr. Regan is independent of management.

Code of Ethics

Allied Holdings has adopted a Code of Ethics applicable to all of its Managers and officers, including its Chief Executive Officer and principal financial officer. The Code of Ethics consists of a set of written standards designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in its securities law filings and investor communications; compliance with law; the prompt internal reporting of any violation of the Code of Ethics; and accountability for adherence to its standards. Anyone wishing to obtain a copy of the Code of Ethics may do so, without charge, by writing to the Corporate Compliance Officer at the address on the cover of this Annual Report on Form 10-K.

Appointments to the Board of Managers

As discussed elsewhere in this Annual Report on Form 10-K, SpectaGuard Holding, which is wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, is entitled under our Operating Agreement, subject to certain exceptions, to designate all members of the Allied Holdings’ Board of Managers. On March 9, 2005, the Board of Managers appointed two individuals to the Board: General Jack Keane and Michael J. Regan. On September 6, 2005, the Board of Managers appointed two individuals to the Board: John A. Fry and Ray Wirta.

Compensation of Managers

The Board of Managers has adopted a compensation arrangement for the independent members of the Board of Managers pursuant to which such independent members would receive compensation for 2005 Board membership of $50,000 and $1,000 for each Board meeting attended. The Audit Committee Chairperson also receives $10,000 and each other committee chairperson receives $5,000 for their service as chairpersons, and each committee member receives $1,000 for each committee meeting attended.

Item 11. Executive Compensation.

Summary Compensation Table

Pursuant to the Management Agreement (as described in ‘‘Certain Relationships and Related Party Transactions — Management Agreement’’), SpectaGuard Holding provides us with certain advisory and management services, including the services of certain members of our senior management, as requested by us and approved by SpectaGuard Holding. We reimburse SpectaGuard Holding for all costs and expenses incurred in connection with its performance under the agreement, including cash compensation paid to certain members of our senior management as described below.

The following table sets forth information concerning total compensation paid to our Chairman and our three current executive officers and a fourth individual who served as an executive officer during 2005, in each case for services rendered in 2005, 2004 and 2003, as applicable. Amounts reported as cash compensation were paid to the listed individuals by SpectaGuard Holding, which amounts were reimbursed to SpectaGuard Holding by us pursuant to the Management Agreement. The Class C unit awards described below refer to awards to the listed individuals by us of our Class C units pursuant to Class C unit award agreements between the listed individual and us.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	Restricted Stock Unit Awards (3)	All Other Compensation (4)
Albert J. Berger (5)	2005	$250,000	$142,645	—	—	—
Chairman	2004	$281,731	$192,080	—	—	—
	2003	$362,524	$182,500	—	—	$300,000
William C. Whitmore, Jr.	2005	$463,901	$216,000	—	—	—
President and Chief	2004	$442,461	$200,000	—	—	—
Executive Officer	2003	$382,032	$200,000	—	—	$300,000
David I. Buckman (6)	2005	$155,769	$7,500	—	—	—
Executive Vice President	2004	—	—	—	—	—
and General Counsel	2003	—	—	—	—	—
Mark P. Desrosiers (7)	2005	$201,731	$107,500	—	—	—
Executive Vice President	2004	$223,269	$107,500	—	—	—
	2003	$209,703	$107,500	—	—	$ 50,000
William A. Torzolini	2005	$276,178	$122,540	—	—	—
Senior Vice President and	2004	$246,789	$110,000	—	—	—
Chief Financial Officer	2003	$220,000	$110,000	—	—	$150,000

(1)	Annual bonus represents bonuses paid in March of the year noted relating to the Company's performance in the previous year, so that bonus payments in 2005, for example, relate to 2004 performance.

(2)	The dollar value of perquisites and other personal benefits provided for the benefit of Messrs. Berger, Whitmore, Buckman, Desrosiers and Torzolini during 2005, 2004 and 2003 did not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus reported for such individuals in 2005, 2004 and 2003. There were no other amounts of compensation required to be reported as ‘‘Other Annual Compensation’’ by Item 402 of Regulation S-K of the Securities Act earned by Messrs. Berger, Whitmore, Buckman, Desrosiers and Torzolini.

(3)	During 2003, 80,000 Class C units of SpectaGuard were granted to Messrs. Berger, Whitmore, Desrosiers and Torzolini as set forth below. On August 2, 2004, in connection with the consummation of the Transactions, the members of SpectaGuard contributed their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Holdings. In addition, the holders of Class C units of SpectaGuard, including Messrs. Berger, Whitmore, Desrosiers and Torzolini executed Class C unit award agreements with Allied Holdings having identical terms and conditions as the award agreements governing the Class C units of SpectaGuard. The SpectaGuard award agreements were cancelled. The Class C units generally vest over a period of three and five years with respect to Mr. Berger and Messrs. Whitmore, Desrosiers and Torzolini, respectively, provided that such individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met (which performance goals were met for 2003 and 2004). For 2005 performance goals were not met and all performance related Class C units were forfeited and cancelled. The following table sets forth information with respect to the Class C Units for each of Messrs. Berger, Whitmore, Buckman, Desrosiers and Torzolini for each of 2003, 2004 and 2005:

Name	Year	Class C Unit Grants	Class C Units Vested	Class C Units Forfeited	Class C Units Unvested	Class C Units Value
Albert J. Berger	2005	—	3,334	3,334	—	—
	2004	—	6,666	—	6,668	—
	2003	20,000	6,666	—	13,334	—
William C. Whitmore, Jr.	2005	—	4,000	4,000	16,000	—
	2004	—	8,000	—	24,000	—
	2003	40,000	8,000	—	32,000	—
Mark P. Desrosiers	2005	—	3,000	3,000	—	—
	2004	—	2,000	—	6,000	—
	2003	10,000	2,000	—	8,000	—
David I. Buckman	2005	10,000	417	417	9,166	—
	2004	—	—	—	—	—
	2003	—	—	—	—	—
William A. Torzolini	2005	—	1,000	1,000	4,000	—
	2004	—	2,000	—	6,000	—
	2003	10,000	2,000	—	8,000	—

(4)	An affiliate of Gryphon SpectaGuard Partners, L.P. paid Messrs. Berger, Whitmore, Desrosiers and Torzolini discretionary sale bonuses of $300,000, $300,000, $50,000 and $150,000, respectively, in connection with the sale of SpectaGuard to Mafco in February 2003.

(5)	Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modifies the payment terms applicable to a Special Payment (as described below) payable to Mr. Berger in the approximate amount of $7,000,000 (with a gross-up payment to the extent that the Special Payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modifies the timing of the payment such that $1,000,000 of the Special Payment has been paid to Mr. Berger on February 17, 2006 and the balance of the Special Payment is payable on April 28, 2006 (in each instance, with a gross-up payment to the extent that the Special Payment is taxed at a rate higher than the highest federal capital gains rate).

(6)	Mr. Buckman’s compensation represents amounts received since he joined the Company on April 25, 2005.

(7)	Mr. Desrosiers’ employment with the Company ended as of November 4, 2005. As of that date, he forfeited 3,000 unvested Performance-Based Class C Units.

Employment Agreements and Related Matters

 Employment Agreement with Mr. Berger

SpectaGuard Holding is party to an employment agreement with Mr. Berger, dated as of February 19, 2003, as amended and restated on August 2, 2004, with a term which expired on February 19, 2006. Pursuant to this agreement, Mr. Berger served as a member of the Board of Directors of SpectaGuard Holding and as an employee of SpectaGuard Holding in an executive position mutually agreed upon by Mr. Berger and SpectaGuard Holding. Mr. Berger’s base salary was $365,000 for the first year of the term of his agreement and is $250,000 for each year of the remainder of the term. Mr. Berger was also eligible to receive a performance based bonus for each fiscal year during the term of his employment agreement, with a target bonus of 50% of his base salary if certain objectives are achieved. In the event of certain qualifying terminations of his employment, Mr. Berger was entitled to receive certain severance payments and continued benefits including payment of his base salary for the remainder of the term of his employment agreement, the target bonus for the year of his termination of employment and vesting of his Time Based Class C Units and Performance Based Class C Units (each as defined below) with respect to the year of termination only to the extent that applicable performance criteria were met. Mr. Berger also is entitled to receive a Special Payment (as described in ‘‘Certain Relationships and Related Party Transactions — Ownership by Mafco’’) of approximately $7.0 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate). The Special Payment was to be payable on the first to occur of (i) a public offering of the registrable securities of Allied and/or certain sales of assets or equity of Allied, (ii) expiration of the term of his employment agreement or (iii) certain qualifying terminations of his employment. Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modifies the payment terms applicable to a the Special Payment payable to Mr. Berger (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modified the timing of the payment such that $1.0 million of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment is payable on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate). Following the expiration of the term of his employment agreement on February 19, 2006, Mr. Berger is subject to a noncompetition covenant relating to SpectaGuard Holding and Allied for a period of two years.

Employment Agreement with Mr. Whitmore

SpectaGuard Holding is party to an employment agreement with Mr. Whitmore, dated as of February 19, 2003, as amended and restated on August 2, 2004, with a term expiring on February 19, 2008. Pursuant to this agreement, Mr. Whitmore will serve as a member of the Board of Directors of SpectaGuard Holding and the Chief Executive Officer and President of SpectaGuard Holding. Mr. Whitmore’s base salary increases by 8% per year. His 2005 annual base salary was $466,000. Mr. Whitmore also is eligible to receive a performance based bonus for each fiscal year during the term of his employment agreement, with a target bonus of 50% of his base salary if certain objectives are achieved. In the event of certain qualifying terminations of his employment, Mr. Whitmore is entitled to receive certain severance payments and continued benefits including payment of his base salary for the remainder of the term of his employment agreement, the target bonus for the year of his termination of employment and vesting of his Time Based Class C Units and his Performance Based Class C Units with respect to the year of termination only to the extent that applicable performance criteria are met. Mr. Whitmore is also entitled to receive a Special Payment of approximately $4.3 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of (i) a public offering of the registrable securities of Allied and/or certain sales of the assets of equity of Allied, (ii) expiration of the term of his employment agreement or (iii) certain qualifying terminations of employment. Following a termination of his employment, Mr. Whitmore also will be subject to a noncompetition covenant relating to SpectaGuard Holding and Allied for a period that, in the case of a termination of employment for which Mr. Whitmore becomes eligible to receive severance, will be equal to the severance period. Otherwise, the noncompetition covenant extends for the longer of the remainder of the originally scheduled term and two years from termination.

 Additional Employment Agreements

In addition to the employment agreements with Messrs. Berger and Whitmore described above, SpectaGuard Holding is party to individual employment agreements with certain other members of senior management (including Messrs. Buckman and Torzolini). Each of the employment agreements has an original term of three years or less that extends for an additional year unless proper notice of termination of the agreement is given. Each employment agreement provides that the executive will be entitled to receive certain severance payments and continued benefits in the event of certain qualifying terminations of his or her employment, including payment of the executive's base salary for the remainder of the term of his or her employment agreement (or twelve months, if longer), a pro rata bonus, only to the extent that applicable performance criteria are met, for the year of his or her termination of employment (provided that the termination occurs at least six months into the fiscal year) and continued health and welfare benefits during the severance period.

 Special Payment Plan

SpectaGuard Holding maintains a Special Payment Plan for certain present and former members of senior management (other than Messrs. Berger and Whitmore), including Messrs. Desrosiers and Torzolini, pursuant to which each individual was entitled to receive a Special Payment (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of (i) a public offering of the registrable securities of Allied and/or certain sales of assets or equity of Allied or (ii) February 19, 2006. An aggregate of approximately $0.56 million was paid to the members of senior management on February 19, 2006 pursuant to the Special Payment Plan (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate), including approximately $0.11 million and $0.08 million paid to Messrs. Desrosiers and Torzolini, respectively.

 Restricted Class C Unit Awards

On February 19, 2003, certain members of senior management, including Messrs. Berger, Whitmore, Desrosiers and Torzolini, were granted Class C units of SpectaGuard, subject to the vesting requirements described below. On August 2, 2004, in connection with the consummation of the Transactions, the members of SpectaGuard contributed their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and C units, as applicable, of Allied Holdings. In addition, the holders of Class C units of SpectaGuard, including Messrs. Berger, Whitmore, Desrosiers and Torzolini executed Class C unit award agreements with Allied Holdings having identical terms and conditions as the award agreements governing the Class C units of SpectaGuard. The SpectaGuard award agreements were cancelled. The Class C units generally vest over a period of five years (or in the case of Mr. Berger, three years), provided that the individual remains employed by SpectaGuard Holding (‘‘Time Based Class C Units’’) and, provided further with respect to certain Class C units, that established performance goals are met (‘‘Performance Based Class C Units’’). The Class C units may also vest upon certain sales of the equity or assets of Allied or upon certain qualifying terminations of employment. On May 17, 2005 and on December 6, 2005, 7,500 and 2,500 unvested Class C units were issued to Mr. Buckman for approximately $7,500 and $1,667, respectively. Mr. Buckman’s Class C units vest over six years under the same conditions described above.

 Sale Bonuses

Certain sale bonuses were paid to Messrs. Berger, Whitmore, Desrosiers and Torzolini in connection with the sale of Allied to Mafco in February 2003. See footnote 3 to ‘‘— Summary Compensation Table.’’

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

The business and affairs of Allied Holdings are managed by the Board of Managers. Pursuant to our Operating Agreement, SpectaGuard Holding, which is wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, is entitled, subject to certain exceptions, to designate all of the members of Allied Holdings’ Board of Managers. All classes of membership interests of Allied Holdings, comprising Class A units, Class B units and Class C units, are non-voting.

On August 2, 2004, simultaneously with the consummation of the Transactions, the members of SpectaGuard became the members of Allied Holdings (and Allied Holdings became the sole member of SpectaGuard) through the contribution of their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Holdings. The SpectaGuard Operating Agreement was terminated and the members of Allied Holdings entered into the Operating Agreement which contained provisions substantially similar to the SpectaGuard Operating Agreement.

The following table sets forth information with respect to the beneficial ownership of our Class A, Class B and Class C units as of December 31, 2005 by each of our Managers, each of our executive officers and all of our executive officers and Managers as a group.

The amounts and percentages of membership interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a ‘‘beneficial owner’’ of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are not deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be the beneficial owner of the same underlying securities as to which any such person has no economic interest.

Name	Amount and Nature of Beneficial Ownership	Percentage of Total Class A, Class B and Class C Units (1)
Ronald O. Perelman	752,954 (Class A units) (2)	68.9%
Albert J. Berger	2,033 (Class A units) 46,097 (Class B units) 16,666 (Class C units) (3)	5.9%
William C. Whitmore, Jr.	2,722 (Class A units) 27,894 (Class B units) 36,000 (Class C units) (3)	6.1%
David I. Buckman	9,583 (Class C units) (3)	*
Mark P. Desrosiers	105 (Class A units) 751 (Class B units) 7,000 (Class C units) (3)	*
William A. Torzolini	73 (Class A units) 524 (Class B units) 9,000 (Class C units) (3)	*
Floyd I. Clarke	—	—
Donald G. Drapkin	67,970 (Class A units)	6.1%
Todd J. Slotkin	—	—
General Jack Keane	—	—
Michael J. Regan	—	—
John A. Fry	—	—
Ray Wirta	—	—
All Managers and Executive Officers as a Group (13 persons)	825,857 (Class A units) (4) 75,266 (Class B units) 78,249 (Class C units) (3)	89.5%

*	Indicates beneficial ownership of less than 1%.

(1)	As of December 31, 2005, there were 890,985, 77,627 and 124,074 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 71,808 had vested and 62,942 remained unvested. All Class A, Class B and Class C units are non-voting.

(2)	Mr. Perelman, through Mafco, the sole stockholder of SpectaGuard Holding, beneficially owns 752,954 Class A units. Of these Class A units, 739,175 Class A units are held by SpectaGuard Holding and 13,779 Class A units are held by SpectaGuard Holding Two Corporation, a Delaware corporation wholly-owned by SpectaGuard Holding. These Class A units are currently, and may from time to time be, pledged to secure obligations of Allied Holdings and/or Mafco. A default under these obligations could cause a foreclosure with respect to such pledged units.

(3)	The Class C units generally vest over a period of three and five years with respect to Mr. Berger and Messrs. Whitmore, Buckman, Desrosiers and Torzolini, respectively, provided that such individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met. As of December 31, 2005, 16,666, 20,000, 417 and 5,000 of the Class C units held by Messrs. Berger, Whitmore, Buckman, Desrosiers and Torzolini, respectively, had vested. Effective November 4, 2005, Mr. Desrosiers’ employment with SpectaGuard Holding was terminated.

(4)	Includes the 752,954 Class A units which are beneficially owned by Mr. Perelman through SpectaGuard Holding.

Item 13.	Certain Relationships and Related Transactions.

Transactions Related to the Formation of Allied Holdings

On August 2, 2004, simultaneously with the consummation of the Transactions, the members of SpectaGuard became the members of Allied Holdings (and Allied Holdings became the sole member of SpectaGuard) through the contribution of their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and C units, as applicable, of Allied Holdings. The SpectaGuard Operating Agreement was terminated and the members of Allied Holdings entered into the Operating Agreement, which contained provisions substantially similar to the SpectaGuard Operating Agreement.

Ownership by Mafco

For a discussion of the February 2003 acquisition of Allied by Mafco, see ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Acquisition by Mafco.’’

In connection with the acquisition of Allied by Mafco in February 2003, approximately $4.5 million of the aggregate purchase price was paid to Mr. Berger, representing aggregate consideration in exchange for certain pre-acquisition common and preferred interests of SpectaGuard held by Mr. Berger, less approximately $0.3 million that was used to repay in full amounts owed, pre-acquisition, by Mr. Berger to SpectaGuard under a note dated March 1, 2000. In connection with the payment of a portion of the aggregate purchase price to certain members of management in exchange for certain common and preferred interests of the pre-acquisition company held by such persons, approximately $0.08 million, $2.3 million and $0.03 million was paid to Messrs. Desrosiers, Whitmore and Torzolini, respectively.

In addition, in connection with the February 2003 acquisition of Allied by Mafco, members of senior management of SpectaGuard forfeited their vested options to purchase pre-acquisition interests in SpectaGuard in exchange for a future cash payment. As of December 31, 2005, SpectaGuard Holding was obligated to make these payments to these members of senior management (with respect to each member of senior management, a ‘‘Special Payment’’) in an aggregate amount of approximately $11.9 million (with gross-up payments to the extent that the Special Payments are taxed at a rate higher than the highest federal capital gains rate). Under the Management Agreement described below, cash amounts paid by SpectaGuard Holding with respect to these Special Payments are reimbursed by us to SpectaGuard Holding. On February 19, 2006, Special Payments aggregating approximately $0.56 million were paid to members of senior management (other than Messrs. Berger and Whitmore) pursuant to the Special Payment Plan. For further discussion of the Special Payments, see ‘‘Item 11. Executive Compensation’’; ‘‘— Employment Agreement with Mr. Berger’’, ‘‘— Employment Agreement with Mr. Whitmore’’ and ‘‘— Special Payment Plan.’’

Additional Contributions

On April 29, 2003, in connection with the May 2, 2003 amendment and restatement of the Refinanced Senior Secured Credit Facilities, additional Class A units of SpectaGuard were issued for cash contributions in an aggregate amount of $10.0 million, comprising approximately $4.5 million from SpectaGuard Holding and approximately $5.1 million from certain executives of Mafco who were members of SpectaGuard, $0.2 million from OCM Specta Holdings Inc. (‘‘OCM’’) and $0.2 million from certain members of senior management (including approximately $0.16 million from Mr. Whitmore).

On December 19, 2003, in connection with our acquisition of PSB, additional Class A units of SpectaGuard were issued for cash contributions in an aggregate amount of $7.5 million, comprising approximately $3.2 million from SpectaGuard Holding and approximately $3.4 million from certain executives of Mafco who were members of SpectaGuard, $0.2 million from OCM, $0.1 million from Blackstone and $0.6 million from certain members of senior management (including approximately $0.3 million and $0.2 million from Messrs. Berger and Whitmore, respectively).

Operating Agreement

The following is a description of certain terms our Operating Agreement, dated as of August 2, 2004.

Manager Designation Rights

The business and affairs of Allied Holdings are managed by the Board of Managers. Under our Operating Agreement, SpectaGuard Holding is entitled to designate and remove, with or without cause, all ten of the members of the Board of Managers, except that SpectaGuard Holding must designate (i) Mr. Berger as a Manager until the earlier of Mr. Berger ceasing to be a member of Allied Holdings or ceasing to be employed by SpectaGuard Holding and (ii) Mr. Whitmore as a Manager until the earlier of Mr. Whitmore ceasing to be a member of Allied Holdings or ceasing to be employed by SpectaGuard Holding. Mr. Berger’s employment by Spectaguard Holding ceased on February 19, 2006. He has remained as a Manager of Allied Holdings.

Registration Rights

In the event that Allied Holdings' Board of Managers determines to reorganize Allied Holdings into a corporation for purposes of commencing an initial public offering or for some other reason (such surviving corporation is referred to as the ‘‘Company Offeror’’) and the Company Offeror, subject to certain exceptions, proposes to register under the Securities Act an offering of any class of its equity securities or offer any capital securities for sale pursuant to an effective shelf registration statement, then each of our members will have the right, with respect to its Registrable Securities (as defined in our Operating Agreement) of the Company Offeror, to require the Company Offeror to use its reasonable best efforts as described in our Operating Agreement to cause the managing underwriters of the proposed underwritten offering to permit such Registrable Securities to be included in the proposed offering. Such registration rights are subject, among other things, to certain rights in favor of the Company Offeror to reduce, or eliminate entirely, the number of Registrable Securities registered in the offering in certain circumstances. The Company Offeror is responsible for expenses (other than underwriting discounts and transfer fees) in connection with the registration of the Registrable Securities as provided for in our Operating Agreement.

Put Option of Mr. Berger

Subject to certain exceptions, Mr. Berger has the right to cause Allied Holdings to purchase all, but not less than all, of his outstanding Class B units at any time during the period February 19, 2006 to May 17, 2006, in accordance with a specified calculation (based on Allied Holdings' operating results and financial condition at such time) as set forth in our Operating Agreement. If Mr. Berger exercises this option, the price that he receives for his units will be reduced by the amount of any Special Payment he receives under the terms of his employment agreement with SpectaGuard Holding. As of December 31, 2005, the fair market value of this put was $2.4 million. Mr. Berger has indicated that he will not exercise the put. Mr. Berger’s employment agreement was amended and restated on February 17, 2006. The amendment modifies the payment terms applicable to the Special Payment payable to Mr. Berger in the approximate amount of $7.0 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modifies the timing of the payment such that $1.0 million of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment is payable on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

Indemnification

In the absence of fraud, willful misconduct, bad faith or gross negligence, (i) no covered person (including Allied Holdings' Managers, members and officers) will be liable to Allied Holdings or any other person for acts or omissions relating to Allied Holdings, its business or our Operating Agreement and related documents and transactions, taken or omitted to be taken in good faith by such covered person in the reasonable belief that such act or omission was in or not opposed to the best interests of Allied Holdings and (ii) to the fullest extent permitted by law, Allied Holdings has agreed to indemnify and hold harmless each covered person from and against certain claims relating to Allied Holdings or its affairs. Expenses incurred by a covered person investigating or defending a claim shall be paid in advance by Allied Holdings upon receipt of an undertaking as provided for in our Operating Agreement.

Management Agreement

Pursuant to an Amended and Restated Management Agreement by and between SpectaGuard and SpectaGuard Holding, dated as of August 2, 2004 (the ‘‘Management Agreement’’), SpectaGuard Holding provides us with certain advisory and management services, including the services of certain members of our senior management (including Messrs. Berger, Torzolini and Whitmore), as requested by us and approved by SpectaGuard Holding. The Management Agreement provides that we will reimburse SpectaGuard Holding for all costs and expenses incurred in connection with its performance under the agreement, including amounts paid by SpectaGuard Holding with respect to Special Payments by SpectaGuard Holding to members of senior management. The agreement also provides that we indemnify and hold harmless SpectaGuard Holding and related parties for matters arising out of the Management Agreement.

Contract Security Services

During 2005 and 2004, the Company provided contract security officer services to Revlon and its subsidiaries. For 2005 and 2004, the Company received aggregate payments from Revlon for such services of $1.0 million and $0.4 million, respectively.

During fiscal 2005 and 2004, the Company provided contract security officer services to Panavision Inc. and its subsidiaries. For 2005 and 2004, the Company received aggregate payments from Panavision Inc. for such services of $0.2 million and $0.1 million, respectively.

During 2005 and 2004, the Company provided contract security officer services to M & F Worldwide and its subsidiaries. For 2005 and 2004, the Company received aggregate payments from M & F Worldwide for such services of $0.5 million and $0.3 million, respectively.

During 2005, the Company provided contract security officer services to AM General and its subsidiaries. For 2005, the Company received aggregate payments from AM General for such services of $0.6 million.

Mafco is the controlling stockholder of each of Revlon and Panavision Inc. and as of December 31, 2005, beneficially owned approximately 38% of the outstanding common stock of M & F Worldwide. As of December 31, 2005, a subsidiary of Mafco was the managing member of AM General. The rates charged for these services were competitive with industry rates for similarly situated security firms.

Item 14.	Principal Accountant Fees and Services.

EY has audited the consolidated financial statements of the predecessor of Allied Holdings for more than the past five years. Allied Holdings’ Board of Managers, which is the equivalent of a Board of Directors, maintains an Audit Committee. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of EY in connection with the preparation and issuance of its audit report or performance of other audit, review or attest services. The Audit Committee is directly responsible for reviewing, in advance, and granting any appropriate pre-approval of (a) all auditing services to be provided to Allied Holdings by the independent auditor and (b) all non-audit services to be provided to Allied Holdings by the independent auditor (as permitted by the Exchange Act), and, in connection therewith, to approve all fees and other terms of engagement, as required by the applicable rules promulgated by the SEC under the Exchange Act and subject to the exemptions provided for in such rules. To carry out such pre-approval responsibilities, the Audit Committee adopted an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by EY for Allied Holdings in December 2005.

The aggregate fees billed for professional services by EY in 2005 and 2004 for these various services were:

Types of Fees	2005	2004
Audit Fees	$511,000	$790,000
Audit Related Fees	78,000	520,000
Tax Fees	245,000	226,000
All Other Fees	—	10,000
Total Fees	$834,000	$1,546,000

In the above table, in accordance with SEC definitions and rules, ‘‘audit fees’’ are fees Allied Holdings paid EY for professional services rendered for the audit of Allied Holdings annual financial statements and review of quarterly financial statements, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; ‘‘audit-related fees’’ are fees billed by EY for assurance and related services that are traditionally performed by the auditor, including employee benefit plan audits, attest services not required by statute or regulation, and audits performed for acquired entities; ‘‘tax fees’’ are fees for tax compliance, tax advice and tax planning; and ‘‘all other fees’’ are fees billed by EY to Allied Holdings for any services not included in the first three categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.    Consolidated Financial Statements of Allied Security Holdings LLC

See index on Page F-1

2.          Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-25

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material or is included in the financial statements or notes thereto.

3.    List of Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 12, 2004, by and among SpectaGuard Acquisition LLC, BPS LLC, Barton Protective Services Incorporated and the Shareholders (as defined in the Agreement and Plan of Merger) (incorporated herein by reference to Exhibit 2.1 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004) *
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 21, 2004 (incorporated herein by reference to Exhibit 2.2 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 27, 2004 (incorporated herein by reference to Exhibit 2.3 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of June 7, 2004 (incorporated herein by reference to Exhibit 2.4 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
3.1	Certificate of Formation of Allied Security Holdings LLC, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 3.1 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
3.2	Operating Agreement of Allied Security Holdings LLC, dated as of August 2, 2004 (incorporated herein by reference to Exhibit 3.2 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
4.1	Indenture, dated as of July 14, 2004, by and between Allied Security Escrow Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
4.2	Form of 11.375% Senior Subordinated Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
4.3	First Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.3 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004) *

Exhibit No.	Description of Exhibit
4.4	Second Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp., the Guarantors party thereto and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.4 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
4.5	Registration Rights Agreement, dated as of July 14, 2004, by and between Allied Security Escrow Corp. and Bear, Stearns & Co. Inc. (incorporated herein by reference to Exhibit 4.5 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
4.6	Assumption Agreement, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.6 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.1	Credit Agreement, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the other Lenders (as defined in the Credit Agreement) party thereto (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.2	Amendment No. 1 to the Credit Agreement, dated as of May 10, 2005 (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC's Form 8-K filed on May 11, 2005)*
10.3	Guarantee and Collateral Agreement, dated as of August 2, 2004, by Allied Security Holdings LLC and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.4	Second Amended and Restated Management Agreement, dated as of August 2, 2004, by and between SpectaGuard Holding Corporation and SpectaGuard Acquisition LLC (incorporated herein by reference to Exhibit 10.3 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.5	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.4 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.6	First Amendment to Amended and Restated Employment Agreement, dated as of February 17, 2006, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC's Form 8-K filed on February 22, 2006)*
10.7	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.5 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.8	Form of SpectaGuard Holding Corporation Employment Agreement for Senior Management (incorporated herein by reference to Exhibit 10.6 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*

Exhibit No.	Description of Exhibit
10.9	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.7 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.10	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.8 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.11	Form of Allied Security Holdings LLC Amended and Restated Restricted Class C Unit Award Agreement for Senior Management (incorporated herein by reference to Exhibit 10.9 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.12	Amended and Restated SpectaGuard Holding Corporation Special Payment Plan (incorporated herein by reference to Exhibit 10.10 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.13	Indemnity Escrow Agreement, dated as of August 2, 2004, by and among SpectaGuard Acquisition LLC, certain shareholders of Barton Protective Services Incorporated, Charles Barton Rice, Sr., as Shareholders’ Representative, and The Bank of New York Trust Company, as Escrow Agent (incorporated herein by reference to Exhibit 10.11 to Allied Security Holdings LLC's Registration Statement on Form S-4 filed on September 20, 2004)*
10.14	Summary of Compensation Arrangements (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC's Form 10-Q filed on May 13, 2005)*
21.1	Subsidiaries of Allied Security Holdings LLC (filed herewith)
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed.

INDEX TO FINANCIAL STATEMENTS
ALLIED SECURITY HOLDINGS, LLC

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-3
Consolidated Statement of Operations for the Years Ended December 31, 2005, and December 31, 2004 for the Period from February 19, 2003 to December 31, 2003, and for the Period from January 1, 2003 to February 18, 2003	F-4
Consolidated Statement of Changes in Members’ Equity for the Period from February 19, 2003 through December 31, 2003 and for the Years Ended December 31, 2005, and December 31, 2004	F-5
Consolidated Statement of Changes in Members’ Equity for the Period from January 1, 2003 through February 18, 2003	F-6
Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, December 31, 2004 for the Period from February 19, 2003 to December 31, 2003, and for the Period from January 1, 2003 to February 18, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2005, and December 31, 2004 and for the Period from January 1, 2003 through February 18, 2003 and for the Period from February 19, 2003 through December 31, 2003	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Allied Security Holdings LLC

We have audited the accompanying consolidated balance sheets of Allied Security Holdings LLC as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2005 and 2004, for the period from February 19, 2003 to December 31, 2003, and for the period from January 1, 2003 to February 18, 2003 (predecessor). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Holdings LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, for the period from February 19, 2003 to December 31, 2003, and for the period from January 1, 2003 to February 18, 2003 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2006

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,710	$11,008
Restricted cash	10,402	7,951
Accounts receivable, net of allowance for doubtful accounts of $1,877 and $1,393	135,461	129,729
Other	8,454	11,003
Total current assets	165,027	159,691
Property and equipment, net	23,013	20,838
Goodwill	345,567	347,766
Other intangible assets, net	78,366	99,683
Deferred financing fees, net	11,406	12,897
Other assets	394	489
Total assets	$623,773	$641,364
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$5,668	$16,000
Insurance premium financing	5,869	6,246
Accounts payable	8,423	4,046
Accrued expenses	20,177	26,353
Interest payable	9,433	9,438
Accrued claims reserves	26,125	25,511
Accrued payroll and related payroll taxes	41,600	40,227
Accrued termination costs	1,580	6,110
Advance payments	14,536	13,460
Due to affiliates	10,217	—
Total current liabilities	143,628	147,391
Senior term loan	187,582	190,000
Senior subordinated notes	178,187	177,966
Due to affiliates	4,865	13,323
Other long-term liabilities	1,624	1,473
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	5,819	2,710
Class B units subject to put rights: 46,097 units authorized, issued and outstanding	2,430	—
Members' equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 31,530 and 77,627 units issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	20	50
Class C, 300,000 units authorized, 124,074 and 122,750 units issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	56	44
Additional paid-in capital	—	393
Accumulated deficit	(32,011)	(23,641)
Accumulated other comprehensive income (loss)	(45)	37
Total members' equity	99,638	108,501
Total liabilities and members' equity	$623,773	$641,364

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Period from February 19 through December 31, 2003	(Predecessor) Period from January 1 through February 18, 2003
Revenues	$1,124,549	$873,401	$483,725	$70,419
Cost of revenues	957,497	736,775	402,509	59,568
	167,052	136,626	81,216	10,851
Branch and corporate overhead expenses	93,100	83,588	48,014	11,119
Depreciation and amortization	35,365	26,301	15,587	1,447
Loss on early extinguishment of debt	—	18,742	—	3,291
Operating income (loss)	38,587	7,995	17,615	(5,006)
Interest expense, net	40,341	31,385	15,581	6,190
Income (loss) before income tax benefit	(1,754)	(23,390)	2,034	(11,196)
Income tax benefit	—	—	—	(1,421)
Net income (loss)	$(1,754)	$(23,390)	$2,034	$(9,775)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Changes in Members’ Equity
Period from February 19, 2003 through December 31, 2003 and
Years ended December 31, 2005 and December 31, 2004
(Dollars in thousands, except unit data)

	Class A		Class B		Class C			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Units		Amount
					Vested	Unvested
Balance at February 19, 2003 (a)	739,733	$112,984	77,627	$50	—	110,000	$37	$497	$—	$—	$113,568
Member contributions	115,156	16,990	—	—	—	7,500	2	—	—	—	16,992
Return of capital	—	—	—	—	—	—	—	(104)	—	—	(104)
Net income	—	—	—	—	—	—	—	—	2,034	—	2,034
Member distributions declared	—	—	—	—	—	—	—	—	(2,285)	—	(2,285)
Class C vesting	—	—	—	—	26,166	(26,166)	—	—	—	—	—
Balance at December 31, 2003	854,889	$129,974	77,627	$50	26,166	91,334	$39	$393	$(251)	$—	$130,205
Return of capital	—	—	—	—	—	(9,750)	(5)	—	—	—	(5)
Net (loss)	—	—	—	—	—	—	—	—	(23,390)	—	(23,390)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	37	37
Member contributions	—	—	—	—	—	15,000	10	—	—	—	10
Class C Vesting	—	—	—	—	29,466	(29,466)	—	—	—	—	—
Reclassification of Class A Units subject to put rights	13,779	1,644	—	—	—	—	—	—	—	—	1,644
Balance at December 31, 2004	868,668	$131,618	77,627	$50	55,632	67,118	$44	$393	$(23,641)	$37	$108,501
Canceled	—	—	—	—	—	(16,176)	—	—	—	—	—
Net (loss)	—	—	—	—	—	—	—	—	(1,754)	—	(1,754)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(82)	(82)
Member contributions	—	—	—	—	—	17,500	12	—	—	—	12
Member Tax distributions	—	—	—	—	—	—	—	—	(1,500)	—	(1,500)
Class C Vesting	—	—	—	—	16,176	(16,176)	—	—	—	—	—
Reclassification of Class A Units subject to put rights	—	—	—	—	—	—	—	(393)	(2,716)	—	(3,109)
Reclassification of Class B Units subject to put rights	—	—	(46,097)	(30)	—	—	—	—	(2,400)	—	(2,430)
Balance at December 31, 2005	868,668	$131,618	31,530	$20	71,808	52,266	$56	$—	$(32,011)	$(45)	$99,638

(a)	Beginning balance at February 19, 2003 reflects certain adjustments recorded as a result of a change in ownership related to the Mafco acquisition (See Note 1.)

See Accompanying Notes

Allied Security Holdings LLC (Predecessor)
Consolidated Statements of Changes in Members’ Equity
Period from January 1, 2003 through February 18, 2003
(Dollars in thousands, except share data)

	Series B Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Members’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	46,967	$68,131	37,854,662	$5,594	$1,349	$(43)	$(4,712)	$(44,297)	$26,022
Stock Issuances, net	—	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	1,306	—	—	—	—	—	(1,359)	(53)
Amortization of unearned compensation	—	—	—	—	—	2	—	—	2
Decrease in fair value of hedge instrument	—	—	—	—	—	—	(352)	—	(352)
Realization of loss on hedge instrument	—	—	—	—	—	—	5,064	—	5,064
Net loss	—	—	—	—	—	—	—	(9,775)	(9,775)
Balance at February 18, 2003	46,967	$69,437	37,854,662	$5,594	$1,349	$(41)	$—	$(55,431)	$20,908

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Period from February 19, 2003 through December 31, 2003	(Predecessor) Period from January 1, 2003 through February 18, 2003
Cash flows from operating activities
Net income (loss)	$(1,754)	$(23,390)	$2,034	$(9,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,365	26,301	15,587	1,447
Deferred income tax benefit	—	—	—	(461)
Loss on early extinguishment of debt	—	18,742	—	3,291
Non-cash interest expense	4,137	4,812	2,806	5,112
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	(5,732)	(11,514)	(1,389)	560
Other current assets and liabilities, net	1,236	(5,793)	3,686	(3,511)
Accounts payable and accrued expenses	(2,565)	10,468	(6,326)	3,924
Advance payments	1,076	4,783	5,392	—
Non-compete payments	(400)	(400)	—	—
Other	44	—	—	—
Net cash provided by operating activities	31,407	24,009	21,790	587
Cash flows from investing activities
Consideration received (paid) for acquisition of businesses, net of cash acquired	120	(191,707)	(45,666)	—
Purchases of property and equipment	(16,267)	(10,879)	(6,064)	(902)
Other	—	—	—	(394)
Net cash used in investing activities	(16,147)	(202,586)	(51,730)	(1,296)
Cash flows from financing activities
Repayment of senior term loans and related fees	(12,750)	(133,813)	(13,950)	—
Repayment of senior subordinated notes and related fees	—	(69,181)	—	—
Proceeds from issuance of senior term loans	—	217,500	—	—
Proceeds from issuance of senior subordinated notes	—	177,881	40,500	—
Contributed capital, net	5	5	17,398	—
Member tax distributions	(1,500)	—	(2,285)	—
Insurance financing (payments)/ proceeds, net	(377)	2,943	634	(978)
Deferred financing fees	(854)	(13,889)	(4,255)	—
Other	—	—	—	(9)
Net cash (used in) provided by financing activities	(15,476)	181,446	38,042	(987)
Effect of foreign currency rates on cash and cash equivalents	(82)	37	—	—
Net change in cash and cash equivalents	(298)	2,906	8,102	(1,696)
Cash and cash equivalents at beginning of period	11,008	8,102	—	1,696
Cash and cash equivalents at end of period	$10,710	$11,008	$8,102	$—

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
December 31, 2005

1.    Organization and Basis of Presentation

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of Allied Security Holdings LLC (the ‘‘Company’’), was formed on February 19, 2003, as a result of the purchase transaction by and among MacAndrews & Forbes Holdings Inc. (‘‘Mafco’’), and certain of its related parties, as well as management of SpectaGuard’s predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition (‘‘Predecessor Company’’). These financial statements include the results of operations prior to and since the date of Mafco's acquisition of SpectaGuard and reflect all purchase accounting adjustments required as of that date.

On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated (‘‘Barton’’), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. The Company has no independent assets or operations, other than its ownership of all of the membership units of SpectaGuard.

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation (‘‘FDOT’’). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services LLC, (ii) Allied Security LLC, (iii) Allied Security LP, (iv) Professional Security Bureau LLC (‘‘PSB’’), which was acquired on December 19, 2003 (see Note 4), (v) Barton Protective Services LLC, which was acquired on August 2, 2004 (see Note 4), (vi) SpectaGuard Acquisition LLC, (vii) AlliedBarton Security Services LLC, (viii) AlliedBarton Security Services LP, and (ix) Allied Security Finance Corp. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of ‘‘Allied Security’’ and ‘‘Barton Protective Services’’ nationally, as well as under the name of ‘‘AlliedBarton Security Services’’, and also as ‘‘SpectaGuard’’ and ‘‘Professional Security Bureau’’ in the northeast region of the United States. The Company’s wholly-owned international subsidiary, which ceased operations in July 2005, is not significant to the Company’s consolidated financial statements.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes balances on deposit with the Company’s insurance carrier to pay workers’ compensation claims.

Accounts Receivable

The Company's customers are located primarily throughout the United States. The Company grants credit to its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of their accounts receivable balance on a monthly basis and performs an additional detail review on a quarterly basis. This process includes an analysis of specific reserves based upon known credit and collection issues and potential reserve adjustments. Such amounts are charged off against the allowance for doubtful accounts when the Company concludes that the balances will not be recoverable.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized over the respective lives of the leases or the service lives of the improvements, whichever is shorter. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: leasehold improvements — up to 10 years; uniforms — 3 years; computer equipment — 1 to 5 years; office furniture, fixtures and equipment — 5 years.

Goodwill and Intangible Assets

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer list, with finite lives are amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We completed our required annual impairment test in the fourth quarter of fiscal 2005 and determined that there was no impairment.

Customer lists are amortized over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. Covenants not-to-compete are amortized using the straight-line method over 5 years. None of the currently held customer lists have required accelerated amortization adjustments to date.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This standard requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

Insurance Reserves

We maintain insurance coverage for workers compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

Statement of Cash Flows

The following non-cash transactions have been excluded from the consolidated statement of cash flows for the years ended December 31, 2005 and December 31, 2004, the period from February 19, 2003 through December 31, 2003, and the period from January 1, 2003 through February 18, 2003, respectively (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2004	Period from February 19, 2003 through December 31, 2003	(Predecessor) Period from January 1, 2003 through February 18, 2003
Reclassifications of Class A Units subject to put rights to Class A Units	$—	$1,644	$—	$—
Reclassifications of Class B Units subject to put rights to Class B Units	$(2,430)	$—	$—	$—
Mafco goodwill adjustments	$(1,050)	$(3,187)	$—	$—
Increase in redemption amount of Class A Units subject to put rights	$3,109	$—	$—	$—
PSB goodwill adjustments	$—	$(56)	$—	$—
Barton Acquisition goodwill adjustments	$(1,029)	$—	$—	$—
Decrease in fair value of interest rate hedge on long-term debt	$—	$—	$—	$352

Cash interest paid during the years ended December 31, 2005, and December 31, 2004, for the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003, was approximately $36,846,000, $17,241,000, $14,606,000, $1,089,000, respectively.

3.    Mafco Acquisition

On February 19, 2003, Mafco, through its wholly-owned subsidiary SpectaGuard Holding Corporation, acquired the Predecessor Company, which included SpectaGuard and its wholly owned subsidiaries, for approximately $263,588,000. This purchase was funded through borrowings of $151,156,000 and cash contributions of $116,915,000 recorded as follows: $112,983,000 from Mafco and its related parties for Class A Units, $2,307,000 from OCM Specta Holdings Inc. (‘‘OCM’’) for Class A Units, $1,538,000 from Blackstone SG Mezzanine Corp. (‘‘Blackstone’’) for Class A units, and $87,000 from members of the Company's senior management for Class B and Class C units (See Note 14).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

In connection with this transaction, a syndication of lending institutions underwrote $125,000,000 of Senior Secured Credit Facilities (the ‘‘Refinanced Senior Secured Credit Facilities’’). The Refinanced Senior Secured Credit Facilities consisted of (i) a $20,000,000 5-year Revolving Credit Facility (the ‘‘Refinanced Revolver’’) and (ii) a $105,000,000 7-year Senior Term Loan Facility (the ‘‘Refinanced Senior Term Loan’’). In addition, the Company issued at a discount Senior Subordinated Notes (the ‘‘Refinanced Senior Subordinated Notes’’) to affiliates of OCM and Blackstone with an aggregate face value of $50,000,000 for net proceeds of $46,156,000 (See Note 9).

The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was approximately $263,588,000 and is allocated as follows (in thousands):

Current assets	$55,705
Property and equipment	9,913
Goodwill	191,409
Customer list	73,643
Other assets	144
Current liabilities	(55,991)
Other long-term liabilities	(11,235)
$263,588

4.    Acquisitions

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB (the ‘‘PSB Acquisition’’). The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to a working capital purchase price adjustment settled in 2004 for $100,000. The cost of the acquisition was approximately $45,766,000 and is allocated as follows (in thousands):

Current assets, net of cash acquired of $485	$12,099
Property and equipment	533
Goodwill	31,744
Customer list	8,877
Covenant not-to-compete	1,700
Other assets	66
Current liabilities	(7,553)
Covenant not-to-compete liability	(1,700)
$45,766

This purchase was funded through borrowings of $40,500,000 (see Note 9) and cash contributions of $7,500,000 recorded as follows: $6,651,000 from Mafco and its related parties, $173,000 from OCM, $107,000 from Blackstone and $569,000 from members of the Company's senior management in each case in exchange for Class A units (see Note 14).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

In connection with the PSB Acquisition, two former owner/executives entered into covenant-not-to-compete agreements with the Company. The terms of the agreements are five years from December 19, 2003. In consideration for these individuals entering into these agreements, the Company will pay $2,250,000 in the aggregate to these individuals over the term of the agreements. Payments under the covenant not-to-compete agreements are subordinated to the Company's Credit Facility (as hereinafter defined) (see Note 9) and have been recorded at the discounted present value of the liability. Covenants not-to-compete are being amortized over the benefit period of five years and are included in the caption as other long-term liability on the accompanying consolidated balance sheets.

As a result of this transaction, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154,000 related to the PSB Plan as a part of the purchase price allocation above. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability which totaled $204,000 and $404,000 at December 31, 2005 and 2004 respectively. As of December 31, 2005, $950,000 of payments have been made related to the PSB Plan.

In connection with the PSB Acquisition, the Company deposited $3,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. The funds remain in the escrow account pending a resolution of the Company’s outstanding claims for indemnification from the sellers, and any remaining balance not disbursed pursuant to the Indemnity Escrow Agreement will thereafter be remitted to the former PSB shareholders.

On March 19, 2004, the Company acquired (the ‘‘SSI Acquisition’’) certain assets of Security Systems, Inc. (‘‘SSI’’). Prior to the SSI Acquisition, SSI provided contract security officer services to various corporate customers and universities in the Boston Metropolitan area. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was subject to revenue related purchase price adjustments, of which $719,000 has been settled as of December 31, 2005 and any remaining adjustment will be resolved upon the renewal of a specific customer contract.

The cost of the acquisition was approximately $10,574,000 and is allocated as follows (in thousands):

Current assets	$2,910
Property and equipment	120
Goodwill	5,090
Customer list	2,808
Current liabilities	(354)
$10,574

This purchase was funded through borrowings of $7,500,000 (see Note 9).

On August 2, 2004, the Company acquired Barton (the ‘‘Barton Acquisition’’). Prior to the Acquisition Barton provided premium contract security officer services to commercial organizations throughout the United States and toll collection services to the FDOT. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of acquisition. The cost of the acquisition was approximately $180,913,000 and is allocated as follows (in thousands):

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Current assets	$50,677
Property and equipment	7,335
Goodwill	117,324
Customer list	40,536
Other assets	246
Current liabilities	(35,205)
$180,913

This purchase was funded as part of the borrowings of a $210,000,000 Senior Term Loan (as hereinafter defined) and $180,000,000 aggregate principal amount of Notes (as hereinafter defined) (see Note 9). The Barton Acquisition and related financing transactions are referred to collectively as the ‘‘Transactions’’.

As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. As of December 31, 2005, approximately $2,322,000 of payments have been made related to the Barton Plan. In 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437,000. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $1,376,000 and $5,706,000 as of December 31, 2005 and December 31, 2004, respectively.

In connection with the Barton Acquisition, the Company deposited $9,000,000 into an escrow account pursuant to the Escrow Agreement entered into contemporaneously with the Barton Acquisition among the Company, then current shareholders of Barton and the escrow agent. The funds will be remitted to the former Barton shareholders in accordance with the Escrow Agreement, except for escrow funds subject to outstanding claims for indemnification from the sellers.

The following table shows the activity for the years ended December 31, 2005 and December 31, 2004, respectively for the accrued termination costs for the above acquisitions (in thousands):

	Lease	Severance	Total
Balance as of December 31, 2003	$551	$725	$1,276
Additions	3,800	2,335	6,135
Payments	(339)	(840)	(1,179)
Adjustments	91	(213)	(122)
Balance as of December 31, 2004	4,103	2,007	6,110
Payments	(1,523)	(570)	(2,093)
Adjustments	(1,270)	(1,167)	(2,437)
Balance as of December 31, 2005	$1,310	$270	$1,580

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Unaudited pro forma results of operations of the Company are as follows assuming the Barton, SSI, PSB and Mafco acquisitions occurred at the beginning of the periods presented (in thousands):

	Year Ended December 31, 2004	Period From February 19, 2003 through December 31, 2003	Period from January 1, 2003 through February 18, 2003
Revenues	$1,098,634	$880,358	$134,936
Operating income (loss)	$1,248	$16,550	$(23,384)
Net (loss)	$(36,660)	$(16,252)	$(33,612)

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Leasehold improvements	$766	$1,004
Uniforms	30,393	23,544
Computer equipment	2,804	5,212
Office furniture, fixtures, and equipment	121	2,046
	34,084	31,806
Less accumulated depreciation	(11,071)	(10,968)
Property and equipment, net	$23,013	$20,838

Depreciation expense for the years ended December 31, 2005 and December 31, 2004, for the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003, was $14,048,000, $9,041,000, $4,965,000, and $731,000, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment in the fourth quarter of fiscal 2005 using a multiple of earnings calculation and concluded that there is no impairment of goodwill.

The change in carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2004, respectively is as follows (in thousands):

Balance as of December 31, 2003	$227,347
Mafco Acquisition adjustments	(3,187)
PSB Acquisition adjustments	44
SSI Acquisition	5,090
Barton Acquisition	118,472
Balance as of December 31, 2004	$347,766
Mafco Acquisition adjustments	(1,050)
Barton Acquisition adjustments	(1,149)
Balance as of December 31, 2005	$345,567

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Gross carrying amounts and accumulated amortization for intangible assets as of December 31, 2005 and December 31, 2004 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(48,519)	$(27,542)
Covenants not-to-compete	1,700	1,700	(680)	(340)
Total	$127,565	$127,565	$(49,199)	$(27,882)

The value of the customer lists acquired is being amortized using the straight-line method over 6 years. Covenants not-to-compete are being amortized using the straight-line method over 5 years.

Amortization expense for the year ended December 31, 2005 and December 31, 2004, for the period from February 19, 2003 through December 31, 2003 and for the period from January 1, 2003 through February 18, 2003, was approximately $21,317,000, $17,260,000, $10,622,000, and $716,000, respectively.

Estimated annual aggregate amortization expense for each of the next five years is as follows (in thousands):

2006	$21,317
2007	$21,317
2008	$21,317
2009	$10,356
2010	$4,059

7.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31, 2005	December 31, 2004
Billed receivables	$115,898	$110,791
Unbilled receivables	19,563	18,938
Accounts receivables, net	$135,461	$129,729

Unbilled receivables represent work performed for which the invoice has not been sent to the customer by the end of the respective period. Substantially all unbilled receivables are invoiced in the month following the month in which the service was performed.

8.    Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the Senior Term Loans, which mature between June 2010 and July 2011 (see Note 9).

Amortization of deferred financing fees for the year ended December 31, 2005 and December 31, 2004, for the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003, was approximately $2,345,000, $2,043,000, $1,233,000, and $47,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The estimated annual aggregate amortization expense, which will be included as interest expense, for each of the next five fiscal years is as follows (in thousands):

2006	$2,343
2007	$2,340
2008	$2,221
2009	$2,114
2010	$1,609

9.    Debt

The Company's debt is summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Senior Term Loan, variable rate interest (effective rate 8.28% and 6.23% at December 31, 2005 and December 31, 2004, respectively), due June 30, 2010	$193,250	$206,000
11.375% Senior Subordinated Notes, due July 15, 2011	178,187	177,966
4.99% fixed rate insurance premium financing, due through May 1, 2006	5,869	—
2.99% fixed rate insurance premium financing, due through May 1, 2005	—	6,246
	377,306	390,212
Less current maturities	(11,537)	(22,246)
	$365,769	$367,966

In connection with the February 19, 2003 formation of the Company, the Company entered into a $125,000,000 Refinanced Senior Secured Credit Facility. The Refinanced Senior Secured Credit Facility consisted of (i) a $20,000,000 5-year Refinanced Revolver and (ii) a $105,000,000 7-year Refinanced Senior Term Loan. The Refinanced Senior Secured Credit Facility was amended on May 2, 2003 (the ‘‘First Amended Refinanced Credit Facility’’) to reduce the Refinanced Senior Term Loan to $95,000,000. As a result of the First Amended Refinanced Credit Facility, an additional 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount of the Refinanced Senior Term Loan (see Note 14). The Refinanced Senior Term Loan bore interest on the outstanding principal balance at a rate equal to the three-month LIBOR (with a floor limit of 2.50%) plus a 5.00% margin.

The Refinanced Revolver included up to $20,000,000 of letter of credit availability. Amounts outstanding under the Refinanced Revolver would have been due on February 19, 2008. Interest was payable based on LIBOR or base rate plus the applicable margin of 5.00% or 4.00%, respectively.

The Company issued $50,000,000 face value Refinanced Senior Subordinated Notes at a $3,844,000 discount in connection with its February 19, 2003 formation. The terms of the Refinanced Senior Subordinated Notes included 12.00% annual cash interest and 3.00% paid-in-kind ("PIK") interest. Interest was payable quarterly. At its election, the Company could have paid the PIK interest, or added it to the principal balance as Refinanced Senior Subordinated Notes. The Refinanced Senior Subordinated Notes were due June 30, 2010. The debt discount was being amortized to interest expense over the term of the Refinanced Senior Subordinated Notes.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

In connection with the PSB Acquisition on December 19, 2003, the First Amended Refinanced Credit Facility was amended and restated (the ‘‘Second Amended Refinanced Credit Facility’’). The Second Amended Refinanced Credit Facility provided for an add-on Refinanced Senior Term Loan in the amount of $30,000,000 and an additional $10,000,000 in Refinanced Revolver availability resulting in total availability under the Refinanced Revolver of up to $30,000,000. Other terms of the Second Amended Refinanced Credit Facility were substantially identical to the First Amended Refinanced Credit Facility.

Also as a result of the PSB Acquisition, the Company issued an additional $10,500,000 in Refinanced Senior Subordinated Notes. The terms included 12.00% annual cash interest and 4.25% PIK interest payable quarterly. At its election, the Company could have paid the PIK interest, or added it to the principal balance as Refinanced Senior Subordinated Notes. The Refinanced Senior Subordinated Notes were due June 30, 2010.

On March 19, 2004, in connection with the SSI Acquisition, the Company issued a $7,500,000 add-on term loan which was permitted as a delayed draw in the Second Amended Refinanced Credit Facility.

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Credit Facility’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Credit Facility on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Credit Facility initially provided for (i) a $210,000,000 six-year term loan facility (the ‘‘Senior Term Loan’’) and (ii) a $50,000,000 five-year revolving loan (the ‘‘Revolver’’) with certain sub-limits for letters of credit and swing line loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums. As of August 2, 2004 and prior to giving effect to the Transactions, the Company had $125,000,000 in term loans outstanding under the Refinanced Credit Facility, which term loans provided for interest at a rate of 7.50% per annum at such date. The Company had $61,900,000 principal outstanding, including PIK interest, of Refinanced Senior Subordinated Notes as of August 2, 2004 prior to redemption of the Refinanced Senior Subordinated Notes.

Under the Credit Facility, the Company may choose Eurodollar rate loans or base rate loans pricing and may elect interest periods of one, two, three or six months for Eurodollar borrowings. Each Eurodollar rate loan initially bore interest at a rate per annum equal to the Eurodollar rate for such day plus 4.50% if it is a revolving loan and 4.25% if it is a term loan. Each base rate loan initially bore interest at a rate per annum equal to the base rate plus 3.50% if it is a revolving loan and 3.50% if it is a term loan. Upon a payment default, interest will accrue at 2.00% over the applicable margin for both the Eurodollar and base rate loans and the overdue amounts will accrue interest at 2.00% over the applicable margin for base rate loans. The Company must pay a commitment fee of 0.75% on the unused portion of its revolver commitments. The interest rates and commitment fee may decrease in the future based on the Company’s historical leverage ratios. The Company’s obligation under the Credit Facility are guaranteed by each of the Company’s domestic subsidiaries. The Company’s obligations under the Credit Facility and the obligations of our subsidiary guarantors under the Guarantee and Collateral Agreement are secured by a first priority lien on substantially all of our, and each subsidiary guarantor’s, present and future tangible and intangible assets, including, without limitation, all goods, payment receivables, deposit accounts, general intangibles, intellectual property and all of the equity interests of each of the subsidiary guarantors and 66% of the equity interests in

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

each of our, or any subsidiary guarantor’s foreign subsidiaries. Such obligations are also secured by a pledge of the Company’s membership interests owned by SpectaGuard Holding Corporation. The revolving commitments terminate and all outstanding revolving loans are required to be repaid on the fifth anniversary of the closing date of the Barton Acquisition. The term loans were initially repayable in 24 consecutive quarterly installments. The Company is permitted to make voluntary prepayments, as long as it gives the administrative agent notice. The Company is required to make mandatory prepayments on the term loans in certain circumstances. The proceeds from such mandatory prepayments are applied to the term loans in reverse order of maturity and may not be reborrowed.

The Credit Facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenance of organizational existences, including, but not limited to, maintaining the Company’s property and insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company’s corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain ‘‘permitted acquisitions’’ are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company’s equity structure or the equity structure of any of the Company’s subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company’s fiscal year. The Company was in compliance with all such covenants at December 31, 2005.

The Credit Facility contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; (iii) a minimum consolidated interest coverage ratio; and (iv) a maximum capital expenditure limit. The Credit Facility contains customary events of default. The Company was in compliance with all such covenants at December 31, 2005.

The issuers of the Notes are the Company and Allied Security Finance Corp. as co-issuers. The Notes mature on July 15, 2011. Interest on the Notes is paid on January 15 and July 15 of each year, commencing January 15, 2005. The Notes are unconditionally guaranteed, jointly and severally, by our existing and future domestic subsidiaries that guarantee the Credit Facility. The Notes and the guarantees are unsecured senior subordinated obligations of us and our guarantors. They rank behind all of our and our guarantors’ current and future indebtedness other than trade payables, except indebtedness that expressly provides that it is not senior to the Notes and the guarantees. We may redeem some or all of the Notes as set forth in the indenture governing the Notes. The indenture restricts our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional debt; pay dividends and make distributions; make certain investments; repurchase stock; incur liens; enter into certain transactions with affiliates; enter into certain sale and leaseback transactions; merge or consolidate; and transfer or sell assets. These covenants are subject to important exceptions and qualifications.

The Credit Facility and the Notes are guaranteed by each of the Company’s current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company had a non-guarantor subsidiary located in the United Kingdom, which generated less than one percent of the Company’s consolidated revenues and held less than one percent of the Company’s consolidated assets as of December 31, 2005. In July 2005, the Company ceased all of its foreign operations.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

On May 10, 2005, the Company executed Amendment No. 1 to the Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the Senior Term Loan, the interest rate applicable to Eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company’s leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30,000,000 to $60,000,000; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of ‘‘excess cash flow’’; (iv) mandatory principal repayment of the Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sub-limit for letter of credit availability under the Revolver was increased from $40,000,000 to $50,000,000.

The Revolver availability is reduced by outstanding letters of credit, which totaled $24,659,000 as of December 31, 2005. For the Revolver, each Eurodollar rate loan bears interest at a rate per annum equal to the Eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the Revolver are due on August 2, 2009. As of December 31, 2005, the outstanding Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at December 31, 2005 and 2004, respectively.

The Credit Facility requires an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow exists as defined in the Credit Facility, prepayment of the Senior Term Loans is required no later than five days after the earlier of (i) the date on which the financial statements are required to be delivered to the lenders, and (ii) the date such financial statements are actually delivered. We anticipate making an excess cash flow prepayment of the Term Loans of approximately $668,000 on or about March 31, 2006.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of December 31, 2005, the remaining balance of this agreement including accrued interest was $5,869,000.

Debt maturities for the subsequent five years and thereafter are as follows (in thousands):

2006	$11,537
2007	30,000
2008	30,000
2009	30,000
2010	97,582
Thereafter	178,187
Total	$377,306

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

11.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members’ equity (deficit) from transactions and other events from sources other than members. A reconciliation of net income (loss) to other comprehensive income (loss) is as follows (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2004	Period from February 19 through December 31, 2003	(Predecessor) Period from January 1 through February 18 2003
Net income (loss)	$(1,754)	$(23,390)	$2,034	$(9,775)
Change in fair value of interest rate swap contracts	—	—	—	(352)
Realization of loss on hedge instruments	—	—	—	5,064
Foreign currency translation adjustments	(82)	37	—	—
Comprehensive income (loss)	$(1,836)	$(23,353)	$2,034	$(5,063)

12.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004 (the ‘‘Operating Agreement’’). The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. These distributions were $1,500,000 in 2005 and $0 for 2004. The Company paid an additional $233,000 tax distribution in January of 2006. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial statement purposes.

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

13.    Employee Postretirement Plan

The Company sponsors a 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. The Company matches a percentage of the employees’ contributions up to certain limits. Expenses related to this plan amount to $603,000, $124,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14.    Units Subject to Put Rights and Members' Equity

The capital structure of the Company consists of three classes of units which are designated as Class A Units, Class B Units, and Class C Units (collectively, ‘‘Units’’). The Company is authorized to issue up to 10,000,000 Units. The Units do not have any voting approval or consent rights. Class A and Class B Units represent vested ownership interests in the Company. Class C Units generally vest 50% based on passage of time (‘‘Time Based’’) and 50% based on achievement of defined performance targets (‘‘Performance-Based’’) over periods ranging from three to five years.

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915,000. This consisted of $112,983,000 (739,733 Class A Units) from Mafco and its affiliates, $2,307,000 (19,584 Class A Units subject to put rights) from OCM, $1,538,000 (13,056 Class A Units subject to put rights) from Blackstone, and $50,000 (77,627 Class B Units of which 46,097 are subject to put rights) from members of the Company's senior management. The Class A and Class B Units subject to put rights for both OCM, Blackstone and Mr. Albert Berger are classified as temporary equity, outside of members’ equity. Members of senior management also contributed $37,000 for 110,000 unvested Class C Units.

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

On December 31, 2003, 7,500 unvested Class C Units were issued to an executive for approximately $2,000.

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

On August 2, 2004, a direct subsidiary of Mafco acquired all of the shares of Blackstone. As a result, the put rights associated with the 13,779 Class A Units were canceled. The Class A Units formerly held by Blackstone are now held by Mafco’s indirect subsidiary, SpectaGuard Holding Two Corporation.

On October 5, 2004, 2,250 unvested Performance-Based Class C Units were forfeited and 2,250 Time-Based Class C Units vested due to an employment termination.

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

On March 9, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

On May 17, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

On August 2, 2005, 675 Time-Based Class C Units vested.

On November 4, 2005, 3,000 unvested Performance-Based Class C Units were forfeited and 3,000 Time-Based Class C Units vested due to an employment termination.

On December 6, 2005, 2,500 unvested Class C Units were issued to an executive for approximately $1,667.

On December 31, 2005, 12,501 Time-Based Class C Units vested, and 13,176 Performance-Based Class Units were forfeited and canceled due to the Company not achieving its Performance Goals for fiscal 2005.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. In 2005, the Company recorded the estimated increase in the redemption amount of such Class A Units subject to put rights of $3,109,000 as a reduction of members’ equity.

Pursuant to the Operating Agreement, Albert Berger, the Chairman of the Company as of December 31, 2005, has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at $2,430,000 expires at the end of the 90 day period. Mr. Berger has indicated that he will not exercise the put. As of December 31, 2005, the Company recorded the estimated increase in the redemption amount of such Class B Units subject to put rights of $2,430,000 as a reduction of members’ equity. There were no new Class B Units issued in 2004 or 2005.

15.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $16,251,000 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation dated as of August 2, 2004 including amounts of such deferred payments to senior management.

Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modifies the payment terms applicable to a special payment payable to Mr. Berger in the approximate amount of $7,000,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modifies the timing of the payment such that $1,000,000 of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment is payable on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Gryphon Investors, Inc. (‘‘Gryphon’’) charged the Predecessor Company an administrative fee for management services that Gryphon performed on behalf of the Predecessor Company. The total expense incurred by the Predecessor Company related to this fee for the period from January 1, 2003 through February 18, 2003 was approximately $96,000 which has been included in branch and corporate overhead expenses on the consolidated statements of operations.

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

Mafco is the controlling stockholder of each of Revlon, Inc. and Panavision Inc. and as of December 31, 2005, beneficially owned approximately 38% of the outstanding common stock of M & F Worldwide. As of December 31, 2005 a subsidiary of Mafco was the managing member of AM General LLC. The rates charged for these services were competitive with industry rates for similarly situated security firms.

During fiscal 2005 and fiscal 2004, we provided contract security officer services to Revlon, Inc. and its subsidiaries. For fiscal 2005 and fiscal 2004, we received aggregate payments from Revlon, Inc. for such services of $1,010,000 and $400,000, respectively.

During fiscal 2005 and fiscal 2004, we provided contract security officer services to Panavision Inc. and its subsidiaries. For fiscal 2005 and fiscal 2004, we received aggregate payments from Panavision Inc. for such services of $150,000 and $140,000, respectively.

During fiscal 2005 and fiscal 2004, we provided contract security officer services to M & F Worldwide Corp. and its subsidiaries. For fiscal 2005 and fiscal 2004, we received aggregate payments from M & F Worldwide Corp. for such services of $510,000 and $270,000, respectively.

During fiscal 2005, we provided contract security officer services to AM General LLC and its subsidiaries. For fiscal 2005, we received aggregate payments from AM General LLC for such services of $600,000.

16.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the years ended December 31, 2005 and 2004, the period from February 19, 2003 through December 31, 2003, and for the period from January 1, 2003 through February 18, 2003, was approximately $6,673,000, $5,171,000, $3,085,000, and $402,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

2006	$7,519
2007	5,285
2008	3,575
2009	2,265
2010	1,467
Thereafter	510
Total	$20,621

ALLIED SECURITY HOLDINGS LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
		(In Thousands)
Period from January 1, 2003 to February 18, 2003:
Allowance for doubtful accounts	$1,706	160	(6)	$1,860
Period from February 19, 2003 to December 31, 2003:
Allowance for doubtful accounts (a)	$—	1,502	(219)	$1,283
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,283	648	(538)	$1,393
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,393	806	(322)	$1,877

(a)	Beginning balance is $0 as a result of a change in ownership related to the Mafco acquisition as discussed in Note 1 to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

ALLIED SECURITY HOLDINGS LLC
By: /s/ William c. Whitmore, Jr.
William C. Whitmore, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	March 31, 2006

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

William A. Torzolini

/s/ Frank J. Conforti	Director of Accounting (Principal Accounting Officer)	March 31, 2006

Frank J. Conforti

/s/ Albert J. Berger	Manager	March 31, 2006

Albert J. Berger

/s/ Ronald O. Perelman	Manager	March 31, 2006

Ronald O. Perelman

/s/ Floyd I. Clarke	Manager	March 31, 2006

Floyd I. Clarke

/s/ Donald G. Drapkin	Manager	March 31, 2006

Donald G. Drapkin

/s/ Todd J. Slotkin	Manager	March 31, 2006

Todd J. Slotkin

/s/ John M. Keane	Manager	March 31, 2006

John M. Keane

/s/ Michael J. Regan	Manager	March 31, 2006

Michael J. Regan

/s/ John A. Fry	Manager	March 31, 2006

John A. Fry

/s/ Ray Wirta	Manager	March 31, 2006

Ray Wirta