Form 10-Q
period 2006-03-31
Allied Security Holdings LLC
filed 2006-05-15
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (610) 239-1100

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

Yes             No

As of May 15, 2006, there were 1,092,086 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC
TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,566	$10,710
Restricted cash	9,379	10,402
Accounts receivable, net of allowance for doubtful accounts of $1,417 and $1,877 as of March 31, 2006 and December 31, 2005, respectively	115,346	135,461
Other	6,001	8,454
Total current assets	154,292	165,027
Property and equipment, net	23,396	23,013
Goodwill	343,917	345,567
Other intangible assets, net	73,036	78,366
Deferred financing fees, net	10,827	11,406
Other assets	389	394
Total assets	$605,857	$623,773
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$11,250	$5,668
Insurance premium financing	2,348	5,869
Accounts payable	3,850	8,423
Accrued expenses	19,638	20,177
Interest payable	4,269	9,433
Accrued claims reserves	26,578	26,125
Accrued payroll and related payroll taxes	43,707	41,600
Accrued termination costs	1,316	1,580
Advance payments	16,075	14,536
Due to affiliates	8,137	10,217
Total current liabilities	137,168	143,628
Senior term loan	180,082	187,582
Senior subordinated notes	178,247	178,187
Due to affiliates	4,981	4,865
Other long-term liabilities	2,011	1,624
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	6,218	5,819
Class B units subject to put rights: 46,097 units authorized, issued and outstanding	2,995	2,430
Members' equity:
Units:
Class A, 9,477,683 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 153,903 units authorized, 31,530 units issued and outstanding	20	20
Class C, 300,000 units authorized, 123,474 and 124,074 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	61	56
Additional paid-in capital	—	—
Accumulated deficit	(37,501)	(32,011)
Accumulated other comprehensive loss	(43)	(45)
Total members' equity	94,155	99,638
Total liabilities and members' equity	$605,857	$623,773

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues	$284,459	$274,183
Cost of revenues	245,400	237,066
	39,059	37,117
Branch and corporate overhead expenses	24,326	23,918
Depreciation and amortization	8,711	8,344
Operating income	6,022	4,855
Interest expense, net	10,315	9,845
Net loss	$(4,293)	$(4,990)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(4,293)	$(4,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,711	8,344
Noncash interest expense	923	994
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	20,115	8,225
Other current assets and liabilities, net	3,831	17,437
Accounts payable and accrued expenses	(8,424)	(6,274)
Advance payments	1,539	2,247
Non-compete payments	(112)	(100)
Other	—	15
Net cash provided by operating activities	22,290	25,898
Cash flows from investing activities
Purchases of property and equipment	(3,764)	(2,784)
Net cash used in investing activities	(3,764)	(2,784)
Cash flows from financing activities
Repayment of senior term loan	(1,918)	(4,000)
Insurance payments, net	(3,521)	(3,748)
Member tax distributions	(233)	—
Deferred financing fees	—	(123)
Net cash used in financing activities	(5,672)	(7,871)
Effect of foreign currency rates on cash and cash equivalents	2	(22)
Net change in cash and cash equivalents	12,856	15,221
Cash and cash equivalents at beginning of period	10,710	11,008
Cash and cash equivalents at end of period	$23,566	$26,229

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation (‘‘FDOT’’). The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services LLC, (ii) Allied Security LLC, (iii) Allied Security LP, (iv) Professional Security Bureau LLC (‘‘PSB’’), which was acquired on December 19, 2003, (v) Barton Protective Services LLC, which was formed in connection with the Barton Acquisition on August 2, 2004, (vi) SpectaGuard Acquisition LLC, (vii) AlliedBarton Security Services LLC, (viii) AlliedBarton Security Services LP, and (ix) Allied Security Finance Corp. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of ‘‘Allied Security’’ and ‘‘Barton Protective Services’’ nationally, as well as under the name of ‘‘AlliedBarton Security Services’’, and also as ‘‘SpectaGuard’’ and ‘‘Professional Security Bureau’’ in the northeast region of the United States.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements. The consolidated balance sheet as of March 31, 2006, consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’).

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report for the year ended December 31, 2005 filed with the SEC on Form 10-K on March 31, 2006.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized over the respective lives of the leases or the service lives of the improvements, whichever is shorter. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: leasehold improvements – up to 10 years; uniforms – 3 years; computer equipment – 1 to 5 years; office furniture, fixtures and equipment – 5 years.

Goodwill and Intangible Assets

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives are amortized over their useful lives.

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

Customer lists are amortized using the straight line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the currently held customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over five years.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Mafco goodwill adjustments	$(1,650)	$—
Barton goodwill adjustments	$—	$(1,294)
Increase in redemption amount of Class A Units subject to put rights	$399	$—
Increase in redemption amount of Class B Units subject to put rights	$565	$—

Cash interest paid during the three months ended March 31, 2006 and March 31, 2005 was approximately $14,672,000 and $14,167,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

3.   Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment in the fourth quarter of fiscal 2005 using a multiple of earnings calculation and concluded that there is no impairment of goodwill.

The change in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in thousands):

Balance as of December 31, 2005	$345,567
Mafco Acquisition adjustments	(1,650)
Balance as of March 31, 2006	$343,917

Gross carrying amounts and accumulated amortization for intangible assets as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(53,764)	$(48,519)
Covenants not-to-compete	1,700	1,700	(765)	(680)
Total	$127,565	$127,565	$(54,529)	$(49,199)

The value of the customer lists acquired is being amortized using the straight-line method over six years. Covenants not-to-compete are being amortized using the straight-line method over five years.

Amortization expense for the three months ended March 31, 2006 and March 31, 2005 was approximately $5,330,000 and $5,329,000, respectively.

Estimated annual aggregate amortization expense for the remainder of the current year and each of the remaining four years is as follows (in thousands):

2006	$15,987
2007	$21,317
2008	$21,317
2009	$10,356
2010	$4,059

4.   Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154,000 related to the PSB Plan as a part of the purchase price allocation. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability which totaled $175,000 at March 31, 2006. As of March 31, 2006, $979,000 of payments have been made related to the PSB Plan.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

On August 2, 2004, the Company acquired all of the oustanding common shares of Barton (the ‘‘Barton Acquisition’’). As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation above. In 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437,000. As of March 31, 2006, approximately $2,557,000 of payments have been made related to the Barton Plan. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $1,141,000 as of March 31, 2006.

The following table shows the activity for the three months ended March 31, 2006 for the accrued termination costs for the above acquisitions (in thousands):

	Lease	Severance	Total
Balance as of December 31, 2005	$1,310	$270	$1,580
Payments	(166)	(98)	(264)
Balance as of March 31, 2006	$1,144	$172	$1,316

5.   Prior Acquisition Indemnity Agreements

In connection with the PSB Acquisition, the Company deposited $3,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. The funds deposited by the Company into an escrow account in connection with the PSB Acquisition were disbursed to the former PSB shareholders in accordance with the Indemnity Escrow Agreement on April 20, 2006.

In connection with the Barton Acquisition, the Company deposited $9,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the Barton Acquisition among the Company, then current shareholders of Barton and the escrow agent. The funds will be remitted to the former Barton shareholders in accordance with the Escrow Agreement, except for escrow funds subject to outstanding claims for indemnification from the sellers.

6.   Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Notes and the Senior Term Loans, which mature between June 2010 and July 2011 (see Note 7).

Amortization of deferred financing fees for the three months ended March 31, 2006 and March 31, 2005 was approximately $579,000 and $582,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the remaining five years is as follows (in thousands):

2006	$1,764
2007	$2,340
2008	$2,221
2009	$2,114
2010	$1,609
2011	$779

7.   Debt

The Company's debt is summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Senior Term Loan, variable rate interest (effective rate 8.28% at March 31, 2006 and December 31, 2005, respectively), due June 30, 2010	$191,332	$193,250
11.375% Senior Subordinated Notes, due July 15, 2011	178,247	178,187
4.99% fixed rate insurance premium financing, due through May 1, 2006	2,348	5,869
	371,927	377,306
Less current maturities	(13,598)	(11,537)
	$358,329	$365,769

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Credit Facility’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Credit Facility on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Credit Facility initially provided for (i) a $210,000,000 six-year term loan facility (the ‘‘Senior Term Loan’’) and (ii) a $50,000,000 five-year revolving loan (the ‘‘Revolver’’) with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the previous credit facility, to redeem the then outstanding senior subordinated notes and to pay related fees, expenses and redemption premiums.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

The Credit Facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenence of organizational existences, including, but not limited to, maintaining the Company’s property and insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company’s corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain ‘‘permitted acquisitions’’ are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company’s equity structure or the equity structure of any of the Company’s subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company’s fiscal year. The Company was in compliance with all such covenants as of March 31, 2006.

The Credit Facility contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; (iii) a minimum consolidated interest coverage ratio; and (iv) a maximum capital expenditure limit. The Credit Facility contains customary events of default. The Company was in compliance with all such covenants as of March 31, 2006.

The Revolver availability is reduced by outstanding letters of credit, which totaled $24,899,000 as of March 31, 2006. For the Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the Revolver are due on August 2, 2009. As of March 31, 2006, the outstanding Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value as of March 31, 2006 and December 31, 2005, respectively.

The Credit Facility requires an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow exists as defined in the Credit Facility, prepayment of the Senior Term Loans is required no later than five days after the earlier of (i) the date on which the financial statements are required to be delivered to the lenders, and (ii) the date such financial statements are actually delivered. We made an excess cash flow prepayment of the Term Loans of approximately $668,000 on March 31, 2006.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into another financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of March 31, 2006, the remaining balance of this agreement including accrued interest was $2,348,000.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Debt maturities for the remainder of the current year and the remaining five years are as follows (in thousands):

2006	$6,098
2007	30,000
2008	30,000
2009	30,000
2010	97,582
2011	178,247
Total	$371,927

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

9.   Comprehensive Loss

Comprehensive loss is defined as net loss and other changes in members’ equity (deficit) from transactions and other events from sources other than members. A reconciliation of net loss to other comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(4,293)	$(4,990)
Foreign currency translation adjustments	2	(22)
Comprehensive loss	$(4,291)	$(5,012)

10.   Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004 (the ‘‘Operating Agreement’’). The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. These distributions for the three months ended March 31, 2006 and March 31, 2005 were $233,000 and $0, respectively. Taxable income may vary substantially from income or loss reported for financial statement purposes, due principally to differences in depreciation and amortization.

11.    Employee Postretirement Plan

The Company sponsors a qualified 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. The Company matches a percentage of the employees’ contributions up to certain limits. Contributions related to this plan for the three months ended March 31, 2006 and March 31, 2005 were approximately $198,000 and $170,000, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

12.   Units Subject to Put Rights and Members' Equity

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915,000. This consisted of $112,983,000 (739,733 Class A Units) from Mafco and its affiliates, $2,307,000 (19,584 Class A Units subject to put rights) from OCM, $1,538,000 (13,056 Class A Units subject to put rights) from Blackstone, and $50,000 (77,627 Class B Units of which 46,097 are subject to put rights) from members of the Company's senior management. The Class A and Class B Units subject to put rights for both OCM, Blackstone and Mr. Albert Berger, the former Chairman of the Company, are classified as temporary equity, outside of members’ equity. Members of senior management also contributed $37,000 for 110,000 unvested Class C Units.

On May 2, 2003, 67,778 Class A Units were issued for $10,000,000 to reduce the principal amount outstanding under the previous senior term loan. Of these units, 1,562 units were subject to put rights and had a fair value of $230,000.

On December 19, 2003, 50,834 Class A Units were issued for $7,500,000 related to the PSB Acquisition. Of these units, 1,894 units were subject to put rights and had a fair value of $279,000.

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
March 31, 2006
(Unaudited)

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

On January 18, 2006, 2,400 unvested Performance-Based Class C Units and 2,700 Time-Based Class C Units were forfeited due to an employment resignation.

On March 9, 2006, 1,500 unvested Performance-Based Class C Units and 1,500 Time-Based Class C Units were forfeited due to an employment resignation.

On March 31, 2006, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. The Company recorded estimated increases in the redemption amount of such Class A Units subject to put rights as a reduction to members’ equity of $399,000 and $3,109,000 on March 31, 2006 and December 31, 2005, respectively.

Pursuant to the Operating Agreement, Mr. Albert Berger has the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90 day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at $2,430,000 expires at the end of the 90 day period. There were no new Class B Units issued in 2005 or 2006. The Company recorded estimated increases in the redemption amount of such Class B Units subject to put rights as a reduction to members’ equity of $565,000 and $2,430,000 on March 31, 2006 and December 31, 2005, respectively.

13.   Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $16,251,000 including estimated taxes, in periods ranging from three to five years from the agreement date. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. On February 17, 2006, the Company made payments of $2,201,000 to members of senior management related to the deferred payment which includes the $1,000,000 payment to Mr. Berger discussed below. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation dated as of August 2, 2004 including amounts of such deferred payments to senior management.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modifies the payment terms applicable to a special payment payable to Mr. Berger in the approximate amount of $7,000,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modifies the timing of the payment such that $1,000,000 of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

14.   Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the three months ended March 31, 2006 and March 31, 2005 was approximately $1,454,000 and $1,606,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This following discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled ‘‘Risk Factors’’ in our filings with the SEC, actual results may differ materially from those anticipated by such forward-looking statements. See ‘‘Statement Regarding Forward-Looking Disclosure.’’

Overview

We offer premium contract security officer services to quality-conscious customers in nine vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government service sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide personnel for toll collection services to the FDOT. As of March 31, 2006, we employed approximately 38,100 security officers and toll collectors. As of March 31, 2006, we provided contract security officer services to over 2,100 clients, including approximately 130 of the Fortune 500 companies, in 42 states and the District of Columbia.

    Revenues

Our revenues are primarily generated from customer contracts wherein we are obligated to provide security officer services at agreed upon hourly billing rates to our customers. Our standard customer contract is a one-year contract that can be terminated by either our customer or us on 30 days' notice at any time. Many of our larger contracts are multi-year, and we have found that we generally have been successful in extending these contracts and negotiating increased adjustments to billing rates. Revenues from our contracts with the FDOT are generated in substantially the same manner in which we generate revenues from our security officer contracts.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality employees. We pay above market average wage rates to our contract security officers and provide benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our security officers and toll collectors was approximately 60% for the 12 months ended March 31, 2006, which compares favorably to our industry. This allows us to respond to our targeted customers who demand high-quality security officer services.

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

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality, relating to payroll taxes, consistently results in higher cost of revenues in the first half of the year.

The Barton Acquisition

On May 12, 2004, SpectaGuard, BPS LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of SpectaGuard, Barton and Barton’s shareholders (the ‘‘Shareholders’’) entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’), pursuant to which we acquired Barton through the merger of Barton with and into BPS LLC, with BPS LLC as the surviving limited liability company. Upon completion of the Barton Acquisition on August 2, 2004, all shareholders of Barton, holders of vested stock options and holders of phantom stock units received merger consideration in an aggregate amount of $181.0 million in cash and BPS LLC changed its name to Barton Protective Services LLC. Also in connection with the closing of the Barton Acquisition, the members of SpectaGuard became the members of Allied Holdings (and Allied Holdings became the sole member of SpectaGuard) through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of Allied Holdings. The SpectaGuard operating agreement then in effect was terminated and the members of Allied Holdings entered into the current Operating Agreement, which contains provisions substantially similar to the SpectaGuard Operating Agreement. The Barton Acquisition and the related financing transactions are referred to collectively as the ‘‘Transactions.’’

The Refinancing

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, we entered into a senior secured credit facility (the ‘‘Credit Facility’’). As described below, the Credit Facility was amended on May 10, 2005 to modify certain of its terms. The Credit Facility initially provided for (i) a $210.0 million six-year senior term loan (the ‘‘Senior Term Loan’’) and (ii) a $50.0 million five-year revolver (the ‘‘Revolver’’) with certain sub-limits for letters of credit and swingline loans. In addition, we issued $180.0 million in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’) which mature on July 15, 2011. We used initial borrowings under the Credit Facility, together with the net proceeds from the offering of the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the previous senior secured credit facility, to redeem the then outstanding previous senior subordinated notes and to pay related fees, expenses and redemption premiums. We drew down the full amount of the Senior Term Loan and none of the Revolver in connection with the Transactions.

On May 10, 2005, we executed an amendment (‘‘Amendment No. 1’’) to the Credit Facility. Amendment No. 1 contains the following terms and provisions, among others: (i) for the Senior Term Loan, the interest rate applicable to eurodollar rate loans was decreased from LIBOR plus 4.25% to LIBOR plus 3.75% (with a step down to LIBOR plus 3.50% when the Company’s leverage ratio is below 3.5x); (ii) the basket for permitted acquisitions was increased from $30.0 million to $60.0 million; (iii) cash expenditures for permitted acquisitions was added as a deduction to the calculation of ‘‘excess cash flow’’; (iv) mandatory principal repayment of the Senior Term Loan was decreased for fiscal years 2005 and 2006; and (v) the sublimit for letter of credit availability under the Revolver was increased from $40.0 million to $50.0 million.

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

    Interest Expense

Interest expense consists of the cost of interest related to our Senior Term Loan, Notes and related discount, Revolver and insurance premium financing. It also includes amortization of deferred financing fees and the accretion of liabilities related to due to affiliate and covenants not-to-compete.

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

Customer lists are amortized using the straight line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the acquired customer lists have required accelerated amortization to date.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues.    Revenues increased by $10.3 million, or 3.8%, to $284.5 million for the three months ended March 31, 2006 from $274.2 million for the three months ended March 31, 2005. This increase is primarily attributable to increased new business starts and rate increases.

Cost of Revenues.    Cost of revenues increased by $8.3 million, or 3.5%, to $245.4 million for the three months ended March 31, 2006 from $237.1 million for the three months ended March 31, 2005. The increase was mainly due to the cost associated with increased revenues. Cost of revenues as a percentage of revenues decreased to 86.3% for the three months ended March 31, 2006 from 86.5% for for the three months ended March 31, 2005. The decrease was due mainly to lower business insurance costs partially offset by increased labor costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by    $0.4 million, or 1.7%, to $24.3 million for the three months ended March 31, 2006 from $23.9 million for the three months ended March 31, 2005. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.5% for the three months ended March 31, 2006 from 8.7% for the three months ended March 31, 2005. This decrease is primarily the result of the achievement of planned cost savings related to the integration of the Barton Acquisition as well as a decrease in incentive-related compensation partially offset by an increase in professional fees.

Depreciation and Amortization.    Depreciation and amortization increased by $0.4 million to $8.7 million for the three months ended March 31, 2006 from $8.3 million for the three months ended March 31, 2005. This increase is primarily the result of increased uniform balance as a result of higher purchases.

Operating Income.    Operating income increased by $1.1 million, or 22.4%, to $6.0 million for the three months ended March 31, 2006 from $4.9 million for the three months ended March 31, 2005. This increase was primarily related to the items discussed above.

Interest Expense, Net.    Interest expense, net increased $0.5 million, or 5.1%, to $10.3 million for the three months ended March 31, 2006 from $9.8 million for the three months ended March 31, 2005. The increase was due to higher interest rates which were partially offset by lower outstanding debt balances.

Income Tax Expense (Benefit).    Subsequent to the Mafco transaction, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the three months ended March 31, 2006 and March 31, 2005, were $0.2 million and $0, respectively.

Net Loss.    Net loss for the three months ended March 31, 2006 was $4.3 million compared from a net loss of $5.0 million for the month ended March 31, 2005, as a result of the items described above.

Supplemental Non – GAAP financial information

EBITDA is defined as net income (loss) before interest expense, income taxes and depreciation and amortization. EBITDA is presented because we believe it is useful to investors as a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and because such disclosure provides investors with additional criteria used by us to evaluate our operating performance.

EBITDA is not defined under U.S. generally accepted accounting principles (‘‘GAAP’’), should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and other non-GAAP financial measures have limitations which you should consider if you use these measures to evaluate our liquidity or financial performance. EBITDA does not include interest expense, which has required significant uses of our cash in the past and will require us to expend significant cash resources in the future. EBITDA also does not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating our operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or the businesses we may acquire. Our computation of EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table reconciles net loss, as reported in the Company’s consolidated statements of operations, to EBITDA (in thousands):

	Three months ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Reconciliation of Net loss to EBITDA:
Net loss	$(4,293)	$(4,990)
Interest expense, net	10,315	9,845
Depreciation and amortization	8,711	8,344
EBITDA (a)	$14,733	$13,199

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality, relating to payroll taxes, consistently results in higher cost of revenues in the first half of the year.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the three months ended March 31, 2006 and March 31, 2005 was $22.3 million and $25.9 million, respectively. For the three months ended March 31, 2006 and March 31, 2005, cash provided by operating activities was generated primarily from operating income of $6.0 million and $4.9 million, respectively, as well as favorable working capital changes, primarily in the form of accounts receivable for the three months ended March 31, 2006 and accrued payroll for the three months ended March 31, 2005.

Cash used in investing activities for the three months ended March 31, 2006 and March 31, 2005 was $3.8 million and $2.8 million, respectively. Investing activities have historically consisted of purchases of property and equipment, primarily uniforms. For the three months ended March 31, 2006 and 2005, we paid $3.8 million and $2.8 million for purchases of property and equipment, respectively. We expect $18.9 million of capital expenditures in 2006.

Financing activities have primarily consisted of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the three months ended March 31, 2006 and March 31, 2005 were $5.7 million and $7.9 million, respectively primarily related to insurance financing payments and scheduled repayment of term loan principal.

As of March 31, 2006, we had approximately $371.9 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility and insurance premium financing. In addition, as of March 31, 2006, we had $25.1 million of unused borrowing capacity under our Credit Facility, net of the issuance of $24.9 million of outstanding letters of credit.

In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our operating agreement. Member tax distributions paid for the three months ended March 31, 2006 and March 31, 2005 were approximately $0.2 million and $0, respectively.

Description of Indebtedness

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Credit Facility’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Credit Facility on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Credit Facility initially provided for (i) a $210,000,000 six-year term loan facility (the ‘‘Senior Term Loan’’) and (ii) a $50,000,000 five-year revolving loan (the ‘‘Revolver’’) with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the Refinanced Credit Facility, to redeem the then outstanding Refinanced Senior Subordinated Notes and to pay related fees, expenses and redemption premiums.

The Credit Facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenence of organizational existences, including, but not limited to, maintaining the Company’s property and insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company’s corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain ‘‘permitted acquisitions’’ are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company’s equity structure or the equity structure of any of the Company’s subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company’s fiscal year.

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

The Credit Facility and the Notes are guaranteed by each of the Company’s current and future domestic subsidiaries. These guarantees are joint and several obligations of the domestic subsidiaries. The Company had a non-guarantor subsidiary located in the United Kingdom, which ceased all operations as of July 2005 and held less than one percent of the Company’s consolidated assets as of March 31, 2006.

The Revolver availability is reduced by outstanding letters of credit, which totaled $24,899,000 as of March 31, 2006. For the Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the Revolver are due on August 2, 2009. As of March 31, 2006, the outstanding Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at March 31, 2006 and December 31, 2005, respectively.

The Credit Facility requires an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow exists as defined in the Credit Facility, prepayment of the Senior Term Loans is required no later than five days after the earlier of (i) the date on which the financial statements are required to be delivered to the lenders, and (ii) the date such financial statements are actually delivered. We made an excess cash flow prepayment of the Term Loans of approximately $668,000 on March 31, 2006.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments are due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of March 31, 2006, the remaining balance of this agreement including accrued interest was $2,348,000.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of March 31, 2006, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At March 31, 2006, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $1.6 million and would have decreased our annual cash flow from operations by approximately $1.0 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 presents quantitative and qualitative disclosures about market risk as of December 31, 2005. There have been no material changes to this disclosure as of March 31, 2006.

Item 4.	Controls and Procedures.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended March 31, 2006, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

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

In addition, we encourage investors to read the discussion of risk factors included in Item 1A. ‘‘Risk Factors’’ and the discussion of critical accounting policies included in Item 7 under the heading ‘‘—Basis of Presentation and Critical Accounting Policies’’ included in our Annual Report on Form 10-K for the year ended December 31, 2005 which we have filed with the SEC, as such discussions may also be modified or supplemented by subsequent reports that we file with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1A.    Risk Factors.

There were no material changes to the Company’s risk factors that were disclosed in the annual report for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer, Chairman of the Board of Managers (Principal Executive Officer)	May 15, 2006

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2006

William A. Torzolini

/s/ Frank J. Conforti	Corporate Controller (Principal Accounting Officer)	May 15, 2006

Frank J. Conforti