Form 10-K/A
period 2005-12-31
Allied Security Holdings LLC
filed 2006-05-17
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of December 31, 2005, there were 1,092,686 Class A, Class B and Class C units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Allied Security Holdings LLC (the ‘‘Company’’) is filing this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006 (the ‘‘Original Filing’’) for the purpose of correcting a typographical error on page F-2 of the Original Filing, in Part IV, Report of Independent Registered Public Accounting Firm (the ‘‘Report’’), which caused the omission from the third line of the third paragraph of the Report, of a reference to the year ended December 31, 2005.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of the Report of Independent Registered Public Accounting Firm, set forth in Part IV, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the change discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing.

The following items have been amended as a result of the correction described above:

•	Part IV — Report of Independent Registered Public Accounting Firm.

2

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.    Consolidated Financial Statements of Allied Security Holdings LLC

See index on Page F-1

2.          Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-24

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

3

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

4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2006.

Allied Security Holdings LLC
By:	/s/ William c. Whitmore, Jr.
William C. Whitmore, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	May 17, 2006

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 17, 2006

William A. Torzolini

/s/ Frank J. Conforti	Director of Accounting (Principal Accounting Officer)	May 17, 2006

Frank J. Conforti

/s/ Albert J. Berger	Manager	May 17, 2006

Albert J. Berger

/s/ Ronald O. Perelman	Manager	May 17, 2006

Ronald O. Perelman

/s/ Floyd I. Clarke	Manager	May 17, 2006

Floyd I. Clarke

/s/ Donald G. Drapkin	Manager	May 17, 2006

Donald G. Drapkin

/s/ Todd J. Slotkin	Manager	May 17, 2006

Todd J. Slotkin

/s/ John M. Keane	Manager	May 17, 2006

John M. Keane

/s/ Michael J. Regan	Manager	May 17, 2006

Michael J. Regan

/s/ John A. Fry	Manager	May 17, 2006

John A. Fry

/s/ Ray Wirta	Manager	May 17, 2006

Ray Wirta

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Allied Security Holdings LLC

We have audited the accompanying consolidated balance sheets of Allied Security Holdings LLC as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2005 and 2004, for the period from February 19, 2003 to December 31, 2003, and for the period from January 1, 2003 to February 18, 2003 (predecessor). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Holdings LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, for the period from February 19, 2003 to December 31, 2003, and for the period from January 1, 2003 to February 18, 2003 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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