Form 10-Q
period 2006-06-30
Allied Security Holdings LLC
filed 2006-08-14
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-119127

ALLIED SECURITY HOLDINGS LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-1379003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 Horizon Drive King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

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

Yes             No

As of August 14, 2006, there were 1,092,086 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,766	$10,710
Restricted cash	6,949	10,402
Accounts receivable, net of allowance for doubtful accounts of $1,431 and $1,877 as of June 30, 2006 and December 31, 2005, respectively	116,456	135,461
Other	4,379	8,454
Total current assets	142,550	165,027
Property and equipment, net	23,225	23,013
Goodwill	343,917	345,567
Other intangible assets, net	67,707	78,366
Deferred financing fees, net	10,243	11,406
Investments available-for-sale	459	—
Other assets	387	394
Total assets	$588,488	$623,773
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$17,500	$5,668
Insurance premium financing	—	5,869
Accounts payable	6,448	8,423
Accrued expenses	18,056	20,177
Interest payable	9,734	9,433
Accrued claims reserves	26,166	26,125
Accrued payroll and related payroll taxes	36,754	41,600
Accrued termination costs	1,149	1,580
Advance payments	12,799	14,536
Due to affiliates	—	10,217
Total current liabilities	128,606	143,628
Senior term loan	172,582	187,582
Senior subordinated notes	178,308	178,187
Due to affiliates	5,098	4,865
Other long-term liabilities	1,526	1,624
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	6,420	5,819
Class B units subject to put rights: 46,097 units authorized, issued and outstanding as of December 31, 2005	—	2,430
Members' equity:
Units:
Class A, 9,477,683 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 and 153,903 units authorized, 77,627 and 31,530 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	50	20
Class C, 300,000 units authorized, 123,474 and 124,074 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	61	56
Accumulated deficit	(35,743)	(32,011)
Accumulated other comprehensive loss	(38)	(45)
Total members' equity	95,948	99,638
Total liabilities and members' equity	$588,488	$623,773

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$282,250	$276,412	$566,709	$550,595
Cost of revenues	241,850	235,109	487,250	472,175
	40,400	41,303	79,459	78,420
Branch and corporate overhead expenses	22,054	23,794	46,380	47,712
Depreciation and amortization	8,799	8,436	17,510	16,780
Operating income	9,547	9,073	15,569	13,928
Interest expense, net	10,348	9,870	20,663	19,715
Net loss	$(801)	$(797)	$(5,094)	$(5,787)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(5,094)	$(5,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,510	16,780
Noncash interest expense	1,730	1,953
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	19,005	11,434
Other current assets and liabilities, net	2,707	20,078
Accounts payable and accrued expenses	(2,661)	(4,220)
Advance payments	(1,737)	(924)
Non-compete payments	(224)	(200)
Other	—	44
Net cash provided by operating activities	31,236	39,158
Cash flows from investing activities
Purchases of property and equipment	(7,063)	(6,483)
Purchases of investments	(466)	—
Due to affiliate payments	(10,191)	—
Consideration received for acquisition of business, net of cash acquired	—	120
Net cash used in investing activities	(17,720)	(6,363)
Cash flows from financing activities
Repayment of senior term loan	(3,168)	(5,250)
Insurance payments, net	(5,869)	(6,246)
Contributed capital	—	5
Member tax distributions	(437)	—
Deferred financing fees	—	(880)
Net cash used in financing activities	(9,474)	(12,371)
Effect of foreign currency rates on cash and cash equivalents	14	(58)
Net change in cash and cash equivalents	4,056	20,366
Cash and cash equivalents at beginning of period	10,710	11,008
Cash and cash equivalents at end of period	$14,766	$31,374

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

1.    Organization and Basis of Presentation

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of Allied Security Holdings LLC (the ‘‘Company’’), was formed on February 19, 2003, as a result of the purchase transaction (‘‘Mafco Acquisition’’) by and among MacAndrews & Forbes Holdings Inc. (‘‘Mafco’’), and certain of its related parties, as well as management of SpectaGuard’s predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition (‘‘Predecessor Company’’).

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

On July 20, 2006, the Company completed the acquisition of Initial Security (the ‘‘Initial Acquisition’’) from Rentokil Initial plc and Initial Tropical Plants, Inc. (Please see Note 16, ‘‘Subsequent Events’’, for a description of this acquisition and the related financing).

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation (‘‘FDOT’’). The consolidated financial statements of the Company as of June 30, 2006 include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services LLC, (ii) Allied Security LLC, (iii) Allied Security LP, (iv) Professional Security Bureau LLC (‘‘PSB’’), which was acquired on December 19, 2003, (v) Barton Protective Services LLC, which was acquired on August 2, 2004, (vi) SpectaGuard Acquisition LLC, (vii) AlliedBarton Security Services LLC, (viii) AlliedBarton Security Services LP, and (ix) Allied Security Finance Corp. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of ‘‘AlliedBarton Security Services’’, ‘‘Allied Security’’, ‘‘Barton Protective Services’’ and ‘‘Initial Security’’ nationally, and as ‘‘SpectaGuard’’ and ‘‘Professional Security Bureau’’ in the northeast region of the United States.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial statements. The consolidated balance sheet as of June 30, 2006, consolidated statements of operations for the three months and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

Although the Company’s management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report for the year ended December 31, 2005 filed with the SEC on Form 10-K on March 31, 2006. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2005 Annual Report on Form 10-K.

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

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We complete our annual impairment test in the fourth quarter of each fiscal year.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Customer lists are amortized using the straight line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the currently held customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over five years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This standard requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset or group of assets will be written down to its fair value.

Investment Securities – Available-for-Sale

The Company’s investment securities are classified as available-for-sale. The Company's securities traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported in a separate component of accumulated other comprehensive loss. We include realized gains and losses from investments in other income. All of our available-for-sale securities are classified as long term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves

We maintain insurance coverage for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended
	June 30, 2006	June 30, 2005
Mafco goodwill adjustments	$(1,650)	$—
Barton goodwill adjustments	$—	$(281)
Increase in redemption amount of Class A Units subject to put rights	$601	$—
Decrease in redemption amount of Class B Units subject to put rights	$(2,430)	$—

Cash interest paid during the six months ended June 30, 2006 and June 30, 2005 was approximately $18,961,000 and $18,116,000, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issue FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

3.    Goodwill and Other Intangible Assets

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment in the fourth quarter of fiscal 2005 using a multiple of earnings calculation and concluded that there is no impairment of goodwill.

The change in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

Balance as of December 31, 2005	$345,567
Mafco Acquisition adjustments	(1,650)
Balance as of June 30, 2006	$343,917

Adjustments to goodwill relate to pre-acquisition contingent tax liabilities that existed at the date of the Mafco Acquisition. These contingent tax liabilities relate to predecessor companies Effective Holdings Inc. and subsidiaries and AS Acquisition Inc. and subsidiaries which were taxed under Subchapter C of the Internal Revenue Code. These predecessor companies had tax reserves relating to uncertainties about tax returns for periods prior to the Mafco Acquisition. Each year following the Mafco Acquisition, the Company reviewed such tax reserves and recorded adjustments to goodwill as deemed necessary. The primary triggering event resulting in the change of estimate of the reserve was the expiration of the statute of limitations on the successor entity’s tax years.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Gross carrying amounts and accumulated amortization for intangible assets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Amortized intangible assets:
Customer lists	$125,865	$125,865	$(59,008)	$(48,519)
Covenants not-to-compete	1,700	1,700	(850)	(680)
Total	$127,565	$127,565	$(59,858)	$(49,199)

The value of the customer lists acquired is being amortized using the straight-line method over six years. Covenants not-to-compete are being amortized using the straight-line method over five years.

Amortization expense for the three and six months ended June 30, 2006 was approximately $5,329,000 and approximately $10,659,000, respectively. Amortization expense for the three and six months ended June 30, 2005 was approximately $5,330,000 and approximately $10,659,000, respectively.

Estimated annual aggregate amortization expense for the remainder of the current year and each of the remaining four years is as follows (in thousands):

2006	$10,659
2007	$21,317
2008	$21,317
2009	$10,356
2010	$4,058

4.    Available-for-Sale Securities

The Company holds equity investments which are accounted for as available-for-sale securities. The unrealized losses on available-for-sale securities as of June 30, 2006 and June 30, 2005 were approximately $7,000 and $0, respectively, and have been reported in the Company’s balance sheet as a component of accumulated other comprehensive loss. The cost, gross unrealized loss and estimated fair value related to the Company’s available-for-sale securities are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost	$466	$—	$466	$—
Gross unrealized losses	(7)	—	(7)	—
Estimated fair value	$459	$—	$459	$—

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

5.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan includes severance-related benefits for approximately 120 PSB employees. The PSB Plan also includes lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154,000 related to the PSB Plan as a part of the purchase price allocation. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability which totaled $159,000 at June 30, 2006. As of June 30, 2006, $995,000 of payments have been made related to the PSB Plan.

On August 2, 2004, the Company acquired all of the oustanding common shares of Barton (the ‘‘Barton Acquisition’’). As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135,000 related to the Barton Plan as part of the purchase price allocation. In 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437,000. As of June 30, 2006, approximately $2,708,000 of payments have been made related to the Barton Plan. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $990,000 as of June 30, 2006.

The following table shows the activity for the six months ended June 30, 2006 for the accrued termination costs for the above acquisitions (in thousands):

	Lease	Severance	Total
Balance as of December 31, 2005	$1,310	$270	$1,580
Payments	(240)	(191)	(431)
Balance as of June 30, 2006	$1,070	$79	$1,149

6.    Prior Acquisition Indemnity Agreements

In connection with the PSB Acquisition, the Company deposited $3,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. These funds were disbursed to the former PSB shareholders on April 20, 2006 in accordance with the Indemnity Escrow Agreement.

In connection with the Barton Acquisition, the Company deposited $9,000,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the Barton Acquisition among the Company, then current shareholders of Barton and the escrow agent. The funds are being held in such escrow account pending resolution of outstanding claims for indemnification from the sellers.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

7.    Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Senior subordinated notes and the Senior Term Loans, which mature between June 2010 and July 2011 (see Note 8).

Amortization of deferred financing fees for the three and six months ended June 30, 2006 was approximately $584,000 and $1,163,000, respectively. Amortization of deferred financing fees for the three and six months ended June 30, 2005 was approximately $547,000 and $1,129,000, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the remaining five years is as follows (in thousands):

2006	$1,180
2007	$2,340
2008	$2,221
2009	$2,114
2010	$1,609
2011	$779

8.    Debt

The Company's debt is summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Senior Term Loan, variable rate interest (effective rate of 8.86% and 8.28% at June 30, 2006 and December 31, 2005, respectively), due June 30, 2010	$190,082	$193,250
11.375% Senior Subordinated Notes, due July 15, 2011	178,308	178,187
4.99% fixed rate insurance premium financing, due through May 1, 2006	—	5,869
	368,390	377,306
Less current maturities	(17,500)	(11,537)
	$350,890	$365,769

Simultaneously with the closing of the Barton Acquisition on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Facility’’ or ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Prior Credit Facility on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Prior Credit Facility initially provided for (i) a $210,000,000 six-year term loan facility (the ‘‘Senior Term Loan’’) and (ii) a $50,000,000 five-year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of senior subordinated notes (the ‘‘Notes’’), at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the Prior Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under the previous credit facility, to redeem the then outstanding senior subordinated notes and to pay related fees, expenses and redemption premiums.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The Prior Credit Facility contains affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenence of organizational existences, including, but not limited to, maintaining the Company’s property and insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company’s corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain ‘‘permitted acquisitions’’ are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company’s equity structure or the equity structure of any of the Company’s subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company’s fiscal year.

The Prior Credit Facility also contains financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; (iii) a minimum consolidated interest coverage ratio; and (iv) a maximum capital expenditure limit. The Prior Credit Facility contains customary events of default.

The Prior Revolver availability is reduced by outstanding letters of credit, which totaled $24,799,000 as of June 30, 2006. For the Prior Revolver, each eurodollar rate loan bears interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bears interest at a rate per annum equal to the base rate plus 3.50%. Amounts outstanding on the Prior Revolver are due on August 2, 2009. As of June 30, 2006, the outstanding Prior Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value as of June 30, 2006 and December 31, 2005, respectively.

The Prior Credit Facility requires an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow exists as defined in the Prior Credit Facility, prepayment of the Senior Term Loans is required no later than five days after the earlier of (i) the date on which the financial statements are required to be delivered to the lenders, and (ii) the date such financial statements are actually delivered. We made an excess cash flow prepayment of the Senior Term Loan of approximately $668,000 on March 31, 2006.

Please see Note 16, ‘‘Subsequent Events’’, for a description of recent amendments to the terms of the Notes and a description of the Amended and Restated Credit Agreement entered into by the Company on July 20, 2006 (the ‘‘New Credit Agreement’’).

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into another financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of June 30, 2006, this financing agreement, including accrued interest, was repaid in full.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Debt maturities for the remainder of the current year and the remaining five years are as follows (in thousands):

2006	$2,500
2007	30,000
2008	30,000
2009	30,000
2010	97,582
2011	178,308
Total	$368,390

9.    Contingent Liabilities

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

10.    Comprehensive Loss

Comprehensive loss is defined as net loss and other changes in members’ equity (deficit) from transactions and other events from sources other than members. A reconciliation of net loss to other comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(801)	$(797)	$(5,094)	$(5,787)
Foreign currency translation adjustments	12	(36)	14	(58)
Unrealized losses on available-for-sale investments	(7)	—	(7)	—
Comprehensive loss	$(796)	$(833)	$(5,087)	$(5,845)

11.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004 (as amended, the ‘‘Operating Agreement’’). The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. These distributions for the three and six months ended June 30, 2006 were $204,000 and $437,000, respectively. There were no tax distributions for the three and six months ended June 30, 2005. Taxable income may vary substantially from income or loss reported for financial statement purposes, due principally to differences in depreciation and amortization.

12.    Employee Postretirement Plan

The Company sponsors a qualified 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. The Company matches a percentage of the employees’ contributions up to certain limits.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

13.    Units Subject to Put Rights and Members' Equity

The capital structure of the Company consists of three classes of units which are designated as Class A Units, Class B Units, and Class C Units (collectively, ‘‘Units’’). The Company is authorized to issue up to 10,000,000 Units. The Units do not have any voting approval or consent rights. Class A and Class B Units represent vested ownership interests in the Company. Class C Units generally vest 50% based on passage of time (‘‘Time-Based’’) and 50% based on achievement of defined performance targets (‘‘Performance-Based’’) over periods ranging from three to five years.

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915,000. This consisted of $112,983,000 (739,733 Class A Units) from Mafco and its affiliates, $2,307,000 (19,584 Class A Units subject to put rights) from OCM, $1,538,000 (13,056 Class A Units subject to put rights) from Blackstone, and $50,000 (77,627 Class B Units of which 46,097 were subject to put rights) from members of the Company's senior management. The Class A and Class B Units subject to put rights for OCM are classified as temporary equity, outside of members’ equity. Members of senior management also contributed $37,000 for 110,000 unvested Class C Units.

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
June 30, 2006
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

On December 6, 2005, 2,500 unvested Class C Units were issued to an executive for approximately $1,667.

On December 31, 2005, 12,501 Time-Based Class C Units vested, and 13,176 Performance-Based Class Units were forfeited and canceled due to the Company not achieving its performance goals applicable to the Performance-Based C Units for fiscal 2005.

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

On March 9, 2006, 1,500 unvested Performance-Based Class C Units and 1,500 Time-Based Class C Units were forfeited due to an employment resignation.

On March 31, 2006, 7,500 unvested Class C Units were issued to an executive for approximately $5,000.

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. The Company recorded estimated increases in the redemption amount of such Class A Units subject to put rights as a reduction to members’ equity of $601,000 and $3,109,000 on June 30, 2006 and December 31, 2005, respectively.

Pursuant to the Operating Agreement, Mr. Albert Berger had the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90-day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at $2,995,000 expired on May 19, 2006. There were no new Class B Units issued in 2005 or 2006.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modified the payment terms applicable to a special payment payable to Mr. Berger in the approximate amount of $7,000,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modified the timing of the payment such that $1,000,000 of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

15.    Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the three and six months ended June 30, 2006 was approximately $1,994,000 and $4,048,000, respectively. Total rental expense for the three and six months ended June 30, 2005 was approximately $2,220,000 and $4,213,000, respectively.

16.    Subsequent Events

On June 16, 2006, the Company initiated a solicitation from the holders of its Notes of consents to certain amendments to the Indenture (the ‘‘Indenture’’) governing the terms of the Notes. Upon expiration of the solicitation of consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into a Fifth Supplemental Indenture (the ‘‘Fifth Supplemental Indenture’’) among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, a New York banking corporation, as trustee. The Fifth Supplemental Indenture became operative on July 20, 2006, upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (1) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (2) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including the solicitation of consents discussed above and the related consent fee.

On July 20, 2006, the Company completed the Initial Acquisition for a net purchase price of approximately $73.0 million. Initial Security provides manned guarding, mobile patrol and related services in the United States.

On July 20, 2006, the Company entered into the New Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The new credit facility consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sublimit for letters of credit. As of July 20, 2006, no amounts were drawn under the New Revolver, with approximately $24.8 million of letters of credit outstanding. The Company used the initial borrowings under the New Credit Agreement to finance the Initial Acquisition (and pay related fees and expenses) and to repay amounts outstanding under the Prior Credit Facility.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The indebtedness under the New Credit Agreement is guaranteed by the Company's domestic subsidiaries (collectively, the ‘‘Guarantors’’). The Company's obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company's and the Guarantors' assets other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company's option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2006.

The New Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality qualifications.

The Company provides contract employees for toll operator services to the FDOT pursuant to contracts that expire on November 30, 2006. These contracts generated an aggregate of approximately $50.1 million, or approximately 4.5%, of our 2005 revenues and approximately $25.0 million, or approximately 4.4%, of our revenues for the six months ended June 30, 2006. The FDOT has the right to terminate the contracts at any time for any reason in accordance with the interests of the FDOT. In 2006, the FDOT initiated a competitive bidding process for the award of a new contract following the scheduled expiration of the existing contract. In that process, the FDOT ranked the Company’s proposal behind those of two other bidders, as a precursor to negotiations toward a new contract, although a new contract has not yet been awarded. On July 20, 2006, an Administrative Law Judge issued a recommended order denying the Company’s protest of the FDOT’s ranking of its proposal. In the event that these contracts are terminated or materially modified, or if we are not successful in acquiring the new contract, our revenues may be reduced, which could have a negative effect on our business, financial condition and results of operations.

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

Overview

We offer premium contract security officer services to quality-conscious customers in nine vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites, and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide personnel for toll collection services to the FDOT. As of June 30, 2006, we employed approximately 37,100 security officers and toll collectors. As of June 30, 2006, we provided contract security officer services to over 2,100 clients, including approximately 140 of the Fortune 500 companies, in 42 states and the District of Columbia.

Recent Acquisition

On July 20, 2006 the Company completed the acquisition of the Initial Acquisition for a net purchase price of approximately $73.0 million. The Company financed the Initial Acquisition (and related transaction fees and expenses) with borrowings under the New Credit Agreement. Initial Security provides manned guarding, mobile patrol and related services to more than 1,600 customers from 45 branch offices and employs approximately 8,000 security officers.

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

Our contract security officer revenues are dependent on our ability to attract and retain high-quality employees. We pay above market average wage rates to our contract security officers and provide benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our security officers and toll collectors was approximately 60% for the 12 months ended June 30, 2006, which compares favorably to our industry’s rate. This allows us to respond to our targeted customers who demand high-quality security officer services.

Cost of Revenues

Our largest operating expenses are payroll, payroll taxes and employee related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce. Our expenses also include workers’ compensation and general liability costs. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year resulting in higher costs of revenues in the first half of the year.

Basis of Presentation and Critical Accounting Policies

Revenues

Revenues are recorded on an accrual basis through client billings. Billings are based on client contracts, which generally include a markup on wages paid or a stated bill rate for hours worked. The vast majority of customers are billed a rate for hours worked which includes wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated markup and in other instances at cost as incurred. Clients are billed on a weekly, bi-weekly, monthly or quarterly basis.

Cost of Revenues

The direct cost of revenues is primarily comprised of direct labor, related payroll taxes, medical and life benefits and workers’ compensation and liability insurance. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, overtime, bonus, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime premium and training time, which are generally not billable. Medical benefit costs are based on self-insured plans, which cover the majority of our workforce, and premium-based plans. The self-insured medical costs are recorded by applying internal estimates based on actual claims history. The premium-based plan costs are charged based on actual premiums paid. Workers’ compensation and liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, claims and administrative costs. These charges are monitored closely against established reserves.

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

Depreciation and Amortization Expense

Depreciation expense consists of depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the Mafco, PSB, SSI, and Barton acquisitions. It also includes the amortization of covenants not-to-compete.

Interest Expense

Interest expense consists of the cost of interest related to our Prior Credit Agreement and, following July 20, 2006, our New Credit Agreement, Notes and related discount, the Prior Revolver and, following July 20, 2006, our New Revolver and insurance premium financing. It also includes amortization of deferred financing fees and the accretion of liabilities related to due to affiliate and covenants not-to-compete.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following are critical accounting policies that we believe require us to make significant estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions.

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

Insurance Reserves.    We maintain insurance coverage, subject to certain self insured retentions, for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues.    Revenues increased by $5.9 million, or 2.1%, to $282.3 million for the three months ended June 30, 2006 from $276.4 million for the three months ended June 30, 2005. This increase is attributable to the revenue from new security service contracts, together with rate increases, partially offset by the impact of contracts lost.

Cost of Revenues.    Cost of revenues increased by $6.8 million, or 2.9%, to $241.9 million for the three months ended June 30, 2006 from $235.1 million for the three months ended June 30, 2005. The increase was mainly due to the cost associated with increased revenues, mainly direct labor. Cost of revenues as a percentage of revenues increased to 85.7% for the three months ended June 30, 2006 from 85.1% for the three months ended June 30, 2005. The increase was due mainly to increased direct labor costs from margin pressure on contract renewals and new business, partially offset by lower business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses decreased by $1.7 million, or 7.1%, to $22.1 million for the three months ended June 30, 2006 from $23.8 million for the three months ended June 30, 2005. As a percentage of revenues, branch and corporate overhead expenses decreased to 7.8% for the three months ended June 30, 2006 from 8.6% for the three months ended June 30, 2005. This decrease is primarily the result of a decrease in administrative labor costs and incentive-related compensation, partially offset by increased professional fees.

Depreciation and Amortization.    Depreciation and amortization increased by $0.4 million to $8.8 million for the three months ended June 30, 2006 from $8.4 million for the three months ended June 30, 2005. This increase is primarily the result of an increased amount of uniform purchases.

Operating Income.    Operating income increased by $0.4 million, or 4.4%, to $9.5 million for the three months ended June 30, 2006 from $9.1 million for the three months ended June 30, 2005. This increase was primarily related to the items discussed above.

Interest Expense, Net.    Interest expense, net increased $0.4 million, or 4.0%, to $10.3 million for the three months ended June 30, 2006 from $9.9 million for the three months ended June 30, 2005. The increase was due to higher interest rates which were partially offset by lower outstanding debt balances.

Income Tax Expense (Benefit).    Subsequent to the Mafco Acquisition, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the three months ended June 30, 2006 and for the three months ended June 30, 2005 were $0.2 million and $0, respectively.

Net Loss.    Net loss for the three months ended June 30, 2006 was $0.8 million, which equals the net loss for the three months ended June 30, 2005, as a result of the items described above.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues.    Revenues increased by $16.1 million, or 2.9%, to $566.7 million for the six months ended June 30, 2006 from $550.6 million for the six months ended June 30, 2005. This increase is attributable to the revenue from new security service contracts, together with rate increases, partially offset by the impact of contracts lost.

Cost of Revenues.    Cost of revenues increased by $15.1 million, or 3.2%, to $487.3 million for the six months ended June 30, 2006 from $472.2 million for the six months ended June 30, 2005. The increase was mainly due to the cost associated with increased revenues. Cost of revenues as a percentage of revenues increased to 86.0% for the six months ended June 30, 2006 from 85.8% for the six months ended June 30, 2005. The increase was due mainly to increased direct labor costs from margin pressure on contract renewals and new business, partially offset by lower business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses decreased by $1.3 million, or 2.7%, to $46.4 million for the six months ended June 30, 2006 from $47.7 million for the six months ended June 30, 2005. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.2% for the six months ended June 30, 2006 from 8.7% for the six months ended June 30, 2005. This decrease is primarily the result of the achievement of planned cost savings related to the integration of Barton and lower incentive-related compensation partially offset by increased professional fees.

Depreciation and Amortization.    Depreciation and amortization increased by $0.7 million to $17.5 million for the six months ended June 30, 2006 from $16.8 million for the six months ended June 30, 2005. This increase is primarily the result of an increased amount of uniform purchases.

Operating Income.    Operating income increased by $1.7 million, or 12.2%, to $15.6 million for the six months ended June 30, 2006 from $13.9 million for the six months ended June 30, 2005. This increase was primarily related to the items discussed above.

Interest Expense, Net.    Interest expense, net increased $1.0 million, or 5.1%, to $20.7 million for the six months ended June 30, 2006 from $19.7 million for the six months ended June 30, 2005. The increase was due to higher interest rates which were partially offset by lower outstanding debt balances.

Income Tax Expense (Benefit).    Subsequent to the Mafco Acquisition, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the six months ended June 30, 2006 and for the six months ended June 30, 2005 were $0.4 million and $0, respectively.

Net Loss.    Net loss for the six months ended June 30, 2006 was $5.1 million compared to a net loss of $5.8 million for the six months ended June 30, 2005, as a result of the items described above.

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

EBITDA is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and other non-GAAP financial measures have limitations which you should consider if you use these measures to evaluate our liquidity or financial performance. EBITDA does not include interest expense, which has required significant uses of our cash in the past and will require us to expend significant cash resources in the future. EBITDA also does not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating our operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or the businesses we may acquire. Our computation of EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table reconciles net loss, as reported in the Company’s consolidated statements of operations, to EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands) (Unaudited)
Reconciliation of Net Loss to EBITDA:
Net loss	$(801)	$(797)	$(5,094)	$(5,787)
Interest expense, net	10,348	9,870	20,663	19,715
Depreciation and amortization	8,799	8,436	17,510	16,780
EBITDA (a)	$18,346	$17,509	$33,079	$30,708

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the six months ended June 30, 2006 and for the six months ended June 30, 2005 was $31.2 million and $39.2 million, respectively. For the six months ended June 30, 2006 and for the six months ended June 30, 2005, cash provided by operating activities was generated primarily from operating income of $15.6 million and $13.9 million, respectively, as well as favorable working capital changes, primarily in the form of accounts receivable for the six months ended June 30, 2006. For the six months ended June 30, 2005, the favorable working capital changes were primarily in the form of favorable other current assets and liabilities and accounts receivable changes.

Cash used in investing activities for the six months ended June 30, 2006 and for the six months ended June 30, 2005 was $17.7 million and $6.4 million, respectively. Investing activities historically have consisted of purchases of property and equipment, primarily uniforms. For the six months ended June 30, 2006, we purchased $7.1 million of property and equipment and made due to affilate payments of $10.2 million. For the six months ended June 30, 2005, we purchased $6.5 million of property and equipment. We expect approximately $19.0 million of capital expenditures in 2006.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the six months ended June 30, 2006 and for the six months ended June 30, 2005 were $9.5 million and $12.4 million, respectively, primarily related to insurance financing payments and scheduled repayment of term loan principal.

As of June 30, 2006, we had approximately $368.4 million of indebtedness, which includes the Notes and amounts outstanding under our Prior Credit Facility. In addition, as of June 30, 2006, we had $25.2 million of unused borrowing capacity under our Prior Credit Facility, net of the issuance of $24.8 million of outstanding letters of credit.

In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our operating agreement. Member tax distributions paid for the six months ended June 30, 2006 and for the six months ended June 30, 2005 were approximately $0.4 million and $0, respectively.

The Company provides contract employees for toll operator services to the FDOT pursuant to contracts that expire on November 30, 2006. These contracts generated an aggregate of approximately $50.1 million, or approximately 4.5%, of our 2005 revenues and approximately $25.0 million, or approximately 4.4%, of our revenues for the six months ended June 30, 2006. The FDOT has the right to terminate the contracts at any time for any reason in accordance with the interests of the FDOT. In 2006, the FDOT initiated a competitive bidding process for the award of a new contract following the scheduled expiration of the existing contract. In that process, the FDOT ranked the Company’s proposal behind those of two other bidders, as a precursor to negotiations toward a new contract, although a new contract has not yet been awarded. On July 20, 2006, an Administrative Law Judge issued a recommended order denying the Company’s protest of the FDOT’s ranking of its proposal. In the event that these contracts are terminated or materially modified, or if we are not successful in acquiring the new contract, our revenues may be reduced, which could have a negative effect on our business, financial condition and results of operations.

The contract security services market is becoming increasingly competitive as more customers select security service providers through competitive bid processes intended to procure quality services at lower prices. The Company’s ability to achieve revenue growth depends not only on its ability to win new customer accounts, but also on its ability to retain its current customer accounts. There can be no assurance that the Company will continue to retain customer accounts at historic levels in an increasingly competitive market. In addition, there can be no assurance that the Company will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, which may negatively affect profitability. These same competitive market factors have negatively affected our cost of revenues during the three months ended June 30, 2006. These factors also may limit the Company’s ability to obtain rate increases from existing customers to offset fully cost increases.

Description of Indebtedness

Simultaneous with the closing of the Barton Acquisition on August 2, 2004, the Company entered into the Prior Credit Facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed Amendment No. 1 to the Prior Credit Facility on May 10, 2005 modifying certain of its terms. The Prior Credit Facility initially provided for (i) the Senior Term Loan and (ii) the Prior Revolver with certain sub-limits for letters of credit and swingline loans. In addition, the Company issued $180,000,000 in aggregate principal amount of Notes, at a discount of $2,118,600 and bearing interest of 11.375%, which mature on July 15, 2011. The Company used initial borrowings under the Prior Credit Facility, together with the net proceeds from the Notes, to finance the purchase price for Barton, to repay amounts outstanding under its previously existing credit facility, to redeem its previously outstanding senior subordinated notes and to pay related fees, expenses and redemption premiums.

The Prior Credit Facility contained affirmative and negative covenants including (i) the payment of all material obligations; (ii) the maintenance of organizational existences, including, but not limited to, maintaining the Company’s property and insurance; (iii) compliance with all material contractual obligations and requirements of law; (iv) subject to customary exceptions, limitations on the incurrence of indebtedness, which permit only certain limited indebtedness; (v) subject to customary exceptions, limitations on creation and existence of liens; (vi) limitations on certain fundamental changes to the Company’s corporate structure and nature of its business, including mergers; (vii) subject to customary exceptions, limitations on asset sales; (viii) limitations on restricted payments; (ix) limitations on capital expenditures; (x) subject to customary exceptions, limitations on any investments, provided that certain ‘‘permitted acquisitions’’ are allowed; (xi) limitations on optional prepayments and modifications of certain debt instruments: (xii) subject to customary exceptions, limitations on transactions with affiliates; (xiii) limitations on entering into certain swap agreements; (xiv) limitations on any material changes in the Company’s equity structure or the equity structure of any of the Company’s subsidiaries; (xv) limitations on negative pledge clauses or clauses restricting subsidiary distributions; (xvi) limitations on sale-leaseback transactions; and (xvii) limitations on changes to the Company’s fiscal year.

The Prior Credit Facility contained financial covenants requiring the Company to maintain as at the last day of any period of four consecutive fiscal quarters: (i) a maximum senior consolidated debt ratio; (ii) a maximum total consolidated leverage ratio; (iii) a minimum consolidated interest coverage ratio; and (iv) a maximum capital expenditure limit. The Prior Credit Facility contained customary events of default.

The Prior Credit Facility and the Notes were guaranteed by each of the Company’s current and future domestic subsidiaries. These guarantees were joint and several obligations of the domestic subsidiaries. The Company had a non-guarantor subsidiary located in the United Kingdom, which ceased all operations as of July 2005 and held less than one percent of the Company’s consolidated assets as of June 30, 2006.

The Prior Revolver availability was reduced by outstanding letters of credit, which totaled $24,799,000 as of June 30, 2006. For the Prior Revolver, each eurodollar rate loan bore interest at a rate per annum equal to the eurodollar rate for such day plus 4.50%. Each base rate loan bore interest at a rate per annum equal to the base rate plus 3.50%. As of June 30, 2006, the outstanding Prior Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at June 30, 2006 and December 31, 2005, respectively.

The Prior Credit Facility required an excess cash flow calculation commencing with the fiscal year ending December 31, 2005. If such excess cash flow existed as defined in the Prior Credit Facility, prepayment of the Senior Term Loans was required no later than five days after the earlier of (i) the date on which the financial statements were required to be delivered to the lenders, and (ii) the date such financial statements were actually delivered. We made an excess cash flow prepayment of the term loans under the Prior Credit Agreement of approximately $668,000 on March 31, 2006.

On July 20, 2006, the Company entered into the New Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million New Revolver that matures on August 2, 2009. The New Revolver includes a $50.0 million sublimit for letters of credit. As of July 20, 2006, no amounts were drawn under the New Revolver, with approximately $24.8 million of letters of credit outstanding. The Company used the initial borrowings under the New Credit Agreement to finance the Initial Acquisition (and pay related fees and expenses) and to repay amounts outstanding under the Prior Credit Facility.

The indebtedness under the New Credit Agreement is guaranteed by the Company's domestic subsidiaries (collectively, the ‘‘Guarantors’’). The Company's obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company's and the Guarantors' assets other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company's option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain a minimum ratio of consolidated EBITDA to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2006.

The New Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality qualifications.

On June 16, 2006, the Company initiated a solicitation from the holders of its Notes of consents to certain amendments to the Indenture governing the terms of the Notes. Upon expiration of the solicitation of consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, a New York banking corporation, as trustee. The Fifth Supplemental Indenture became operative on July 20, 2006 upon the closing of the Initial Acquisition by the Company. The Fifth Supplemental Indenture amended the Indenture to: (1) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (2) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including the solicitation of consents discussed above and the related consent fee.

In the ordinary course of business, the Company enters into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $11,242,000. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10,564,000. Payments were due in equal monthly installments through May 1, 2006 and bear an annual interest rate of 4.99%. As of June 30, 2006, this financing agreement, including accrued interest, was repaid in full.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our New Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of June 30, 2006, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At June 30, 2006, a hypothetical 10% increase in interest rates applicable to our Prior Credit Facility would have increased our annual interest expense by approximately $1.7 million and would have decreased our annual cash flow from operations by approximately $1.7 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 presents quantitative and qualitative disclosures about market risk as of December 31, 2005. There have been no material changes to this disclosure as of June 30, 2006.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended June 30, 2006, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes’’, ‘‘estimates’’, ‘‘expects’’, ‘‘projects’’, ‘‘forecasts’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘seeks’’, ‘‘plans’’, ‘‘scheduled to’’, ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the Company to retain its toll collection services contracts with the FDOT;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Extension Act when it expires at the end of 2007, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its New Credit Agreement and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the New Credit Agreement and the Indenture and the Company's exposure to fluctuations in interest rates under the New Credit Agreement; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a− 14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a− 14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer, Chairman of the Board of Managers (Principal Executive Officer)	August 14, 2006

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2006

William A. Torzolini

/s/ Frank J. Conforti	Corporate Controller (Principal Accounting Officer)	August 14, 2006

Frank J. Conforti