Form 10-Q
period 2006-09-30
Allied Security Holdings LLC
filed 2006-11-14
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes             No

As of November 14, 2006, there were 1,099,586 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,405	$10,710
Restricted cash	7,696	10,402
Accounts receivable, net of allowance for doubtful accounts of $1,624 and $1,877 as of September 30, 2006 and December 31, 2005, respectively	155,565	135,461
Other current assets	6,596	8,454
Total current assets	186,262	165,027
Property and equipment, net	27,537	23,013
Goodwill	367,662	345,567
Other intangible assets, net	91,942	78,366
Deferred financing fees, net	10,801	11,406
Investments available-for-sale	469	—
Other assets	343	394
Total assets	$685,016	$623,773
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$8,750	$5,668
Insurance premium financing	—	5,869
Current installments of obligations under capital leases	566	—
Accounts payable	4,964	8,423
Accrued expenses	22,138	20,177
Interest payable	4,756	9,433
Accrued claims reserves	26,528	26,125
Accrued payroll and related payroll taxes	46,316	41,600
Accrued termination costs	3,171	1,580
Advance payments	17,857	14,536
Due to affiliates, current	—	10,217
Total current liabilities	135,046	143,628
Senior term loan	265,000	187,582
Senior subordinated notes	178,371	178,187
Due to affiliates, long-term	5,214	4,865
Obligations under capital leases, excluding current installments	548	—
Other long-term liabilities	1,530	1,624
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	5,383	5,819
Class B units subject to put rights: 46,097 units authorized, issued and outstanding as of December 31, 2005	—	2,430
Members' equity:
Units:
Class A, 9,477,683 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 and 153,903 units authorized, 77,627 and 31,530 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	50	20
Class C, 300,000 units authorized, 130,974 and 124,074 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	66	56
Accumulated deficit	(37,786)	(32,011)
Accumulated other comprehensive loss	(24)	(45)
Total members' equity	93,924	99,638
Total liabilities and members' equity	$685,016	$623,773

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$332,729	$281,480	$899,438	$832,075
Cost of revenues	281,488	237,403	768,738	709,578
	51,241	44,077	130,700	122,497
Branch and corporate overhead expenses	27,379	24,340	73,759	72,052
Depreciation and amortization	10,257	8,619	27,767	25,399
Loss on early extinguishment of debt	4,784	—	4,784	—
Operating income	8,821	11,118	24,390	25,046
Interest expense, net	11,901	10,098	32,564	29,813
Net (loss) income	$(3,080)	$1,020	$(8,174)	$(4,767)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(8,174)	$(4,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,767	25,399
Loss on early extinguishment of debt	4,784	—
Noncash interest expense	2,490	2,951
Changes in assets and liabilities (net of impact of acquired business):
Accounts receivable, net	11,878	4,572
Other current assets and liabilities, net	(1,051)	(3,030)
Accounts payable and accrued expenses	(7,850)	(12,386)
Advance payments	3,321	(348)
Non-compete payments	(337)	(300)
Other	—	44
Net cash provided by operating activities	32,828	12,135
Cash flows from investing activities
Purchases of property and equipment	(10,976)	(10,718)
Proceeds from sale of assets	136	—
Purchases of investments	(466)	—
Consideration paid for acquisition of business, net of cash acquired	(73,860)	—
Due to affiliate payments	(10,191)	—
Consideration received for acquisition of business, net of cash acquired	—	120
Net cash used in investing activities	(95,357)	(10,598)
Cash flows from financing activities
Repayment of senior term loans	(4,418)	(6,500)
Proceeds from issuance of debt	84,918	—
Insurance (payments) proceeds, net	(5,869)	3,144
Capital lease payments	(108)	—
Contributed capital	—	5
Financing fees paid	(5,880)	—
Member tax distributions paid	(437)	—
Deferred financing fees	—	(939)
Net cash provided by (used in) financing activities	68,206	(4,290)
Effect of foreign currency rates on cash and cash equivalents	18	(68)
Net increase (decrease) in cash and cash equivalents	5,695	(2,821)
Cash and cash equivalents at beginning of period	10,710	11,008
Cash and cash equivalents at end of period	$16,405	$8,187

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
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

On July 20, 2006, the Company completed the acquisition of Initial Security LLC (‘‘Initial’’) from Rentokil Initial plc and Initial Tropical Plants, Inc. (See Note 3, ‘‘Acquisition’’, for a description of this acquisition). Results of operations for the three and nine month periods ended September 30, 2006, includes 72 days of operations of Initial.

The Company provides premium contract security officer services to commercial organizations throughout the United States and toll collection services to the State of Florida Department of Transportation (‘‘FDOT’’). The consolidated financial statements of the Company as of September 30, 2006 include the accounts of the Company and its wholly-owned subsidiaries, which are (i) Effective Management Services LLC, (ii) Allied Security LLC, (iii) Allied Security LP, (iv) Professional Security Bureau LLC (‘‘PSB’’), which was formed as a result of the acquisition of Professional Security Bureau, Ltd. on December 19, 2003, (v) Barton Protective Services LLC, which was formed as a result of the acquisition of Barton on August 2, 2004, (vi) SpectaGuard Acquisition LLC, (vii) AlliedBarton Security Services LLC, (viii) AlliedBarton Security Services LP, (ix) Allied Security Finance Corp, (x) Initial Security LLC since July 20, 2006, and (xi) Rentokil, L.L.C. – Security Services since July 20, 2006. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the names of ‘‘AlliedBarton Security Services’’, ‘‘Allied Security’’, ‘‘Barton Protective Services’’ and ‘‘Initial Security’’ nationally, and as ‘‘SpectaGuard’’ and ‘‘Professional Security Bureau’’ in the northeast region of the United States.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial statements. The consolidated balance sheet as of September 30, 2006, consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited financial statements.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

Although the Company’s management believes that the disclosures in these interim financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’).

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

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: leasehold improvements – up to 10 years; uniforms – 3 years; computer equipment – 1 to 5 years; office furniture, fixtures and equipment – 5 years; vehicles – up to 5 years.

Goodwill and Intangible Assets

Under the Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, ‘‘Goodwill and Other Intangible Assets’’, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives are amortized over their estimated useful lives.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates. We complete our annual impairment test in the fourth quarter of each calendar year.

Customer lists are amortized using the straight-line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the currently held customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over the period covered by the not-to-compete agreement which is five years.

Long-Lived Assets

The Company has adopted SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets.’’ This standard requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset or group of assets will be written down to its fair value.

Investment Securities – Available-for-Sale

The Company’s investment securities are classified as available-for-sale in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The Company’s securities are traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported in a separate component of accumulated other comprehensive loss. We report realized gains and losses from investments in other income. All of our available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves

We maintain insurance coverage for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis subject to currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate costs of these claims.

Revenue Recognition

The Company recognizes revenue in the period in which services are provided to its customers. Advance payments represent amounts received from customers in advance of performing the related services and are recorded as a current liability.

Financial Instruments

The carrying value of short-term financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their fair value based on the short-term maturities of these instruments.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statement of cash flows for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30, 2006	September 30, 2005
Mafco goodwill adjustments	$(1,650)	$—
Barton goodwill adjustments	$—	$(281)
Decrease in redemption amount of Class A Units subject to put rights	$(436)	$—
Decrease in redemption amount of Class B Units subject to put rights	$(2,430)	$—

Cash interest paid during the nine months ended September 30, 2006 and September 30, 2005 was approximately $35,240 and $32,492, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

In June 2006, the FASB ratified Emerging Issues Task Force (‘‘EITF’’) Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company will include the required disclosures in its interim and annual financial statements beginning with the first quarter of 2007. The Company currently records revenue net of sales tax.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company currently is evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’ (‘‘SFAS No. 158’’).  SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company is currently evaluating the anticipated impact of SFAS No. 158 on its consolidated results of operations and financial position. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements or results of operations of the Company.

3.    Acquisition

On July 20, 2006, the Company acquired all of the outstanding membership interests of Initial (the ‘‘Initial Acquisition’’). Initial provides manned guarding, mobile patrol and related services in the United States. The Company preliminarily allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of the Initial Acquisition. The preliminary cost of the Initial Acquisition was approximately $73,860, net of cash acquired and is allocated as follows:

Current assets, net of cash acquired of $5,271	$32,730
Property and equipment	4,458
Goodwill	23,745
Customer list	30,569
Current liabilities	(16,810)
Other long-term liabilities	(88)
Obligations under capital lease, excluding current installments of $566	(744)
$73,860

This purchase was funded as part of the Amended and Restated Credit Agreement (the ‘‘New Credit Agreement’’) (see Note 9).

See Note 6 for a description of accrued termination costs recorded as part of the purchase accounting related to the Initial Acquisition.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

Unaudited pro forma results of operations of the Company are as follows assuming the Initial Acquisition occurred at the beginning of the periods presented:

	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenues	$348,951	$1,034,900	$341,746	$997,028
Operating income	$9,026	$25,772	$13,413	$30,316
Net (loss) income(a)	$(2,996)	$(8,020)	$3,019	$(219)

(a)	Includes the effect of loss on early extinguishment of debt totaling $4,784 for the three and nine months ended September 30, 2006.

4.    Goodwill and Other Intangible Assets, net

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment testing. The Company completed its annual impairment assessment in the fourth quarter of calendar 2005 using a multiple of earnings calculation and concluded that there was no impairment of goodwill.

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

Balance as of December 31, 2005	$345,567
Mafco Acquisition adjustments	(1,650)
Initial Acquisition (see Note 3)	23,745
Balance as of September 30, 2006	$367,662

Mafco Acquisition adjustments to goodwill relate to pre-acquisition contingent tax liabilities that existed at the date of the Mafco Acquisition. These contingent tax liabilities relate to predecessor companies Effective Holdings Inc. and subsidiaries and AS Acquisition Inc. and subsidiaries which were taxed under Subchapter C of the Internal Revenue Code. These predecessor companies had tax reserves relating to uncertainties about tax returns for periods prior to the Mafco Acquisition. Each year following the Mafco Acquisition, the Company reviewed such tax reserves and recorded adjustments to goodwill as deemed necessary. The primary triggering event resulting in the change of estimate of the reserve was the expiration of the statute of limitations on the successor entity’s tax years.

Gross carrying amounts and accumulated amortization for intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$156,434	$(65,257)	$91,177	$125,865	$(48,519)	$77,346
Covenants not-to-compete	1,700	(935)	765	1,700	(680)	1,020
Total	$158,134	$(66,192)	$91,942	$127,565	$(49,199)	$78,366

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

The value of the customer lists acquired is being amortized using the straight-line method over six years. Covenants not-to-compete are amortized using the straight-line method over the period covered by the not-to-compete agreement which is five years.

Amortization expense for the three and nine months ended September 30, 2006 was approximately $6,334 and $16,993, respectively. Amortization expense for the three and nine months ended September 30, 2005 was approximately $5,329 and $15,988, respectively.

Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2006 (less nine months ended September 30, 2006)	$6,603
2007	$26,412
2008	$26,412
2009	$15,451
2010	$9,153
2011	$5,095
Thereafter	$2,816
$91,942

5.    Available-for-Sale Securities

The Company holds marketable securities which are accounted for as available-for-sale securities. The unrealized gain on available-for-sale securities as of September 30, 2006 and September 30, 2005 was approximately $3 and $0, respectively, and has been reported in the Company’s balance sheet as a component of accumulated other comprehensive loss. The cost, gross unrealized gains and estimated fair value related to the Company’s available-for-sale securities are as follows:

	Nine months ended September 30,
	2006	2005
Cost	$466	$—
Gross unrealized gains	3	—
Estimated fair value	$469	$—

6.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of PSB (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan included severance-related benefits for approximately 120 PSB employees. The PSB Plan also included lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154 related to the PSB Plan as a part of the purchase price allocation. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability which totaled $112 at September 30, 2006. As of September 30, 2006, $1,042 of payments have been made related to the PSB Plan.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

On August 2, 2004, the Company acquired all of the oustanding common shares of Barton (the ‘‘Barton Acquisition’’). As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135 related to the Barton Plan as part of the purchase price allocation. In 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding liability by $2,437 with an adjustment to goodwill. As of September 30, 2006, approximately $2,854 of payments have been made related to the Barton Plan. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $844 as of September 30, 2006.

As a result of the Initial Acquisition (see Note 3), the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and exit duplicative Initial office facilities. The Initial Plan preliminarily provides for severance-related benefits for approximately 93 Initial employees. The Initial Plan also includes lease termination costs in order to exit 17 Initial office facilities. The Company recorded a total reserve of approximately $2,221 related to the Initial Plan as part of the purchase price allocation disclosed in Note 3. As of September 30, 2006, $6 of payments have been made related to the Initial Plan with a liability for remaining payments of $2,215.

The following tables show the activity for the three and nine months ended September 30, 2006 for the accrued termination costs for the above acquisitions as well as the Initial Acquisition as discussed in Note 3:

	Lease	Severance	Total
Balance as of June 30, 2006	$1,070	$79	$1,149
Initial Acquisition (Note 3)	1,327	894	2,221
Payments	(136)	(63)	(199)
Balance as of September 30, 2006	$2,261	$910	$3,171

	Lease	Severance	Total
Balance as of December 31, 2005	$1,310	$270	$1,580
Initial Acquisition (Note 3)	1,327	894	2,221
Payments	(376)	(254)	(630)
Balance as of September 30, 2006	$2,261	$910	$3,171

7.    Prior Acquisition Indemnity Agreements

In connection with the PSB Acquisition, the Company deposited $3,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the PSB Acquisition among the Company, then current shareholders of PSB and the escrow agent. These funds were disbursed to the former PSB shareholders on April 20, 2006 in accordance with the Indemnity Escrow Agreement.

In connection with the Barton Acquisition, the Company deposited $9,000 into an escrow account pursuant to the Indemnity Escrow Agreement entered into contemporaneously with the Barton Acquisition among the Company, then current shareholders of Barton and the escrow agent. The funds, none of which have been disbursed, are being held in such escrow account pending resolution of outstanding claims for indemnification from the sellers.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

8.    Deferred Financing Fees, net

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of their respective financing agreements in relation to the Senior Subordinated Notes and the Senior Term Loans, which mature between June 2010 and July 2011 (see Note 9).

Amortization of deferred financing fees for the three and nine months ended September 30, 2006 was approximately $538 and $1,701, respectively. Amortization of deferred financing fees for the three and nine months ended September 30, 2005 was approximately $582 and $1,714, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the remaining five years is as follows:

2006 (less nine months ended September 30, 2006)	$531
2007	$2,201
2008	$2,329
2009	$2,475
2010	$2,213
2011	$1,052
$10,801

9.    Debt

The Company's debt is summarized as follows:

	September 30, 2006	December 31, 2005
Senior Term Loan, variable rate of interest (effective rate of 8.37% and 7.24% at September 30, 2006 and December 31, 2005, respectively), due June 30, 2010	$273,750	$193,250
11.375% Senior Subordinated Notes, due July 15, 2011	178,371	178,187
Capital leases at rates of 6.15%, due through December 31, 2009	1,114	—
4.99% fixed rate insurance premium financing, due through May 1, 2006	—	5,869
	453,235	377,306
Less current maturities	(9,316)	(11,537)
	$443,919	$365,769

On August 2, 2004, the Company issued $180,000 in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2,119 and bearing interest of 11.375%, which mature on July 15, 2011. Additionally, on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Prior Credit Agreement on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Prior Credit Agreement initially provided for (i) a $210,000 six-year term loan facility (the ‘‘Prior Senior Term Loan’’) and (ii) a $50,000 five year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

On June 16, 2006, the Company initiated a solicitation (the ‘‘Consent Solicitation’’) from the holders of the Notes of consents to certain amendments to the Indenture governing the terms of the Notes. Upon expiration of the solicitation of consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, as trustee. The Fifth Supplemental Indenture became effective on July 20, 2006 upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (1) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (2) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including fees and expenses related to the Consent Solicitation including the related consent fee.

On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the initial borrowings under the New Credit Agreement to finance the Initial Acquisition (and pay related fees and expenses) and to repay amounts outstanding under the Prior Credit Agreement.

The indebtedness under the New Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company's obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company's and the Guarantors' assets, other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company's option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA, as modified in the New Credit Agreement, as of the last day of each calendar quarter.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

The New Revolver availability with a lending capacity of $50.0 million, is reduced by outstanding letters of credit, which totaled $27,299 as of September 30, 2006. Amounts outstanding on the New Revolver are due on August 2, 2009. As of September 30, 2006, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company recorded a loss on early extinguishment of debt of $4,784 related to the New Credit Agreement. The $4,784 relates to a $1,923 write-off in Prior Senior Term Loan deferred financing fees, $2,515 write-off in financing fees incurred related to the New Credit Agreement and $346 write-off in new Senior Subordinated Note financing fees incurred as a result of the Consent Solicitation.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. (an insurance brokerage and financing company) for a total amount of $11,242. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into another financing agreement with Cananwill, Inc. for a total amount of $10,564. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of December 31, 2005, the balance outstanding, including accrued interest, was $5,869. As of September 30, 2006, this financing agreement, including accrued interest, was repaid in full and the Company did not enter into a financing agreement for the current business insurance policy year.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 40 months. See Note 16 for further discussion on leases.

Debt maturities for the remainder of the current year and the remaining five years are as follows:

2006 (less nine months ended September 30, 2006)	$1,409
2007	10,527
2008	10,344
2009	10,084
2010	242,500
2011	178,371
Total	$453,235

10.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has reserved for certain of these claims based upon insurance coverages and management's best judgment. In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

11.    Comprehensive (Loss) Income

Comprehensive (loss) income is defined as net (loss) income and other changes in members’ equity (deficit) from transactions and other events from sources other than those derived from members. A reconciliation of net (loss) income to other comprehensive (loss) income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(3,080)	$1,020	$(8,174)	$(4,767)
Foreign currency translation adjustments	4	(10)	18	(68)
Unrealized gains on available-for-sale investments	10	—	3	—
Comprehensive (loss) income	$(3,066)	$1,010	$(8,153)	$(4,835)

12.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company's members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended, (the ‘‘Operating Agreement’’). The Operating Agreement enables the Company to make distributions to each member in order to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. Accordingly, no provision for income taxes has been made in the Company's consolidated financial statements. These distributions for the three and nine month periods ended September 30, 2006 were $0 and $437, respectively. There were no tax distributions for the three and nine month periods ended September 30, 2005. Taxable income may vary substantially from income or loss reported for financial statement purposes, due principally to differences in depreciation and amortization.

13.    Retirement Plans

a)    Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. The Company matches a percentage of the employees’ contributions up to certain limits.

b)    Defined Benefit Plan

As a result of the Initial Acquisition, the Company is required to contribute to a defined benefit plan covering a limited number of current and former employees who are members of a guard union located in New York City. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

The following sets forth the plan’s net periodic benefit income, projected benefit obligation, fair value of plan assets, and funded status as of September 30, 2006 and for the three months then ended:

Components of net periodic pension benefit cost are as follows:

	Three months ended September 30,
	2006	2005
Service cost	$—	$—
Interest cost	12	—
Expected return on plan assets	(16)	—
Amortization of net actuarial loss	—	—
Amortization of prior service costs	—	—
Net periodic benefit income	$(4)	$—

Reconciliation of funded status are as follows:

	September 30, 2006	December 31, 2005
Projected benefit obligation	$1,126	$—
Fair value of plan assets	1,101	—
Funded status	25	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss	(3)	—
Net prepaid benefit cost	$22	$—

The actuarial present value of accumulated plan benefits is determined by an independent actuary, MRG Actuarial Services, Inc., and is that amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment between the valuation date and the expected date of payment. The measurement date used to determine fair values is December 31 of each year.

Weighted-average assumptions used to determine the benefit obligation and the net periodic benefit cost for the period ended September 30, 2006 were as follows:

Discount rate	5.5%
Expected long-term rate of return on plan assets	7.5%
Rate of compensation increase	0.0%
Mortality basis	1983 Group Mortality Table

The Company’s overall expected long-term rate of return on assets is 7.5%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

Plan Assets

The weighted-average asset allocation of the Company’s pension assets was as follows at September 30, 2006:

Asset Category:

Common stocks	64.7%
Cash and cash equivalents	33.5%
Other	1.8%
Total	100.0%

The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company’s investment policy and strategies for the pension benefit plan use target allocations for the individual asset categories. The Company’s risk management policies permit investments in equity and fixed income securities with none representing over 5% of total assets. The Company addresses diversification by the purchase of no more than 65% equity securities and no less than 35% non-equity securities. These securities are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Company has made contributions of $26 to the defined pension plan for the three and nine month periods ended September 30, 2006 and expects to make payments of $14 for the remainder of calendar 2006.

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915. This consisted of $112,983 (739,733 Class A Units) from Mafco and its affiliates, $2,307 (19,584 Class A Units subject to put rights) from OCM, $1,538 (13,056 Class A Units subject to put rights) from Blackstone, and $50 (77,627 Class B Units of which 46,097 were subject to put rights) from members of the Company's senior management. The Class A Units subject to put rights for OCM are classified as temporary equity, outside of members’ equity. Members of senior management also contributed $37 for 110,000 unvested Class C Units.

On May 2, 2003, 67,778 Class A Units were issued for $10,000 to reduce the principal amount outstanding under the previous senior term loan. Of these units, 1,562 units were subject to put rights and had a fair value of $230.

On December 19, 2003, 50,834 Class A Units were issued for $7,500 related to the PSB Acquisition. Of these units, 1,894 units were subject to put rights and had a fair value of $279.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

On December 31, 2003, 7,500 unvested Class C Units were issued to an executive for approximately $2.

On December 31, 2003, 13,083 Time-Based Class C Units and 13,083 Performance-Based Class C Units vested.

On June 1, 2004, 7,500 unvested Class C Units were issued to an executive for approximately $5, 3,750 of which were subsequently repurchased from the employee as of December 31, 2004.

On August 2, 2004, 7,500 Class C Units were issued, of which 750 units were immediately vested, to an executive for approximately $5.

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

On December 31, 2004, 3,750 unvested Performance-Based Class C Units were forfeited due to an employment termination.

On December 31, 2004, 13,083 Time-Based Class C Units and 13,383 Performance-Based Class C Units vested.

On March 9, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5.

On May 17, 2005, 7,500 unvested Class C Units were issued to an executive for approximately $5.

On August 2, 2005, 675 Time-Based Class C Units vested.

On November 4, 2005, 3,000 unvested Performance-Based Class C Units were forfeited and 3,000 Time-Based Class C Units vested due to an employment termination.

On December 6, 2005, 2,500 unvested Class C Units were issued to an executive for approximately $2.

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

On March 9, 2006, 1,500 unvested Performance-Based Class C Units and 1,500 Time-Based Class C Units were forfeited due to an employment resignation.

On March 31, 2006, 7,500 unvested Class C Units were issued to an executive for approximately $5.

On September 12, 2006, 7,500 unvested Class C Units were issued to an executive for approximately $5.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

The Operating Agreement includes put rights issued to OCM that give OCM the option to cause the Company to purchase all of the Class A Units subject to put rights held by them at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. The Company recorded estimated decreases in the redemption amount of such Class A Units subject to put rights as an increase to members’ equity of $459 on September 30, 2006 and recorded estimated increases in the redemption amount of such Class A Units subject to put rights as a reduction to members’ equity of $3,109 on December 31, 2005.

Pursuant to the Operating Agreement, Mr. Albert Berger, the Company’s former Chairman and a present member of its Board of Managers, had the right to cause the Company to purchase all, but not less than all, of his outstanding Class B Units during a 90-day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at $2,995 expired on May 19, 2006. There were no new Class B Units issued in 2005 or 2006.

15.    Related Party Transactions

In connection with the Mafco Acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company's majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years from the agreement date. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. On February 17, 2006, the Company made payments of $2,201 to members of senior management related to the deferred payment which includes the $1,000 payment to Mr. Berger discussed below. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between SpectaGuard and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modified the payment terms applicable to a special payment payable to Mr. Berger in the approximate amount of $7,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) previously payable to Mr. Berger on February 19, 2006. Specifically, the amendment modified the timing of the payment such that $1,000 of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

16.    Leases

Operating Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the three and nine months ended September 30, 2006 was approximately $2,282 and $6,027, respectively. Total rental expense for the three and nine months ended September 30, 2005 was approximately $2,174 and $6,300, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except as otherwise stated)
(Unaudited)

Capital Leases

The Company is obligated under capital leases for certain vehicles that expire at various dates during the next four years. At September 30, 2006 and December 31, 2005, the gross amount of vehicles and related accumulated amortization recorded under capital leases were as follows:

	September 30, 2006	December 31, 2005
Vehicles	$1,383	$—
Less accumulated amortization	(121)	—
Vehicles, net	$1,262	$—

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

Overview

We offer premium contract security officer services to quality-conscious customers in nine vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities and government sites. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers' sites, and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provide personnel for toll collection services to the FDOT. As of September 30, 2006, we employed approximately 48,200 security officers and toll collectors. As of September 30, 2006, we provided contract security officer services to over 3,700 clients, including approximately 175 of the Fortune 500 companies, in 45 states and the District of Columbia.

Recent Acquisition

On July 20, 2006 the Company completed the Initial Acquisition for a net purchase price of approximately $73.9 million. The Company financed the Initial Acquisition (and related transaction fees and expenses) with borrowings under the New Credit Agreement. Results of operations for the three and nine month periods ended September 30, 2006, includes 72 days of operations of Initial.

    Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed upon hourly billing rates. Our standard customer contract is a one-year contract that can be terminated by either our customer or us on 30 days' notice at any time. Many of our larger contracts are multi-year, and we have found that we generally have been successful in extending these contracts and negotiating increased adjustments to billing rates. Revenues from our contracts with the FDOT are generated in substantially the same manner in which we generate revenues from our security officer contracts.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee related benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our security officers and toll collectors was approximately 56% for the 12 months ended September 30, 2006, which compares favorably to our industry’s rate. This allows us to respond to our targeted customers who demand high-quality security officer services.

Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, payroll taxes, medical and life benefits and workers’ compensation and general liability insurance costs. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce which in turn allows us to maintain more favorable turnover rates. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits for employer related employment taxes prior to the second half of the year resulting in higher costs of revenues in the first half of the year.

Basis of Presentation and Critical Accounting Policies

    Revenues

Revenues are recorded on an accrual basis through client billings. Billings are based on client contracts, which generally include a markup on wages paid or a stated bill rate for hours worked. The vast majority of our customers are billed a rate for hours worked which includes wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated mark-up and in other instances at our cost. Clients are billed on a weekly, bi-weekly, monthly or quarterly basis.

    Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, related payroll taxes, medical and life benefits and workers’ compensation and general liability insurance costs. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, overtime, bonus, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime premium and training time, which generally are not billable. Medical benefit costs are based on self-insured plans, which cover the majority of our workforce, and premium-based plans. The self-insured medical costs are recorded by applying internal estimates based on actual claims history. The premium-based plan costs are charged based on actual premiums paid. Workers’ compensation and general liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, claims and administrative costs. These charges are monitored closely against established reserves.

    Branch and Corporate Overhead Expenses

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

    Depreciation and Amortization Expense

Depreciation expense consists of depreciation of uniforms, furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the acquisitions of Mafco, PSB, SSI, Barton and Initial. It also includes the amortization of covenants not-to-compete.

Interest Expense

Interest expense consists of the cost of interest related to our Prior Credit Agreement, Notes and related discount, insurance premium financing, the Prior Revolver and, following July 20, 2006, our New Credit Agreement and our New Revolver. It also includes amortization of deferred financing fees and the accretion of liabilities related to due to affiliate and covenants not-to-compete and interest expense on capital lease obligations.

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

Allowance for Doubtful Accounts Reserve.    Our customers are located throughout the United States. We grant credit to our customers and generally do not require collateral. We maintain an allowance for doubtful accounts which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of their accounts receivable balance on a monthly basis and performs additional detail review on a quarterly basis. This process includes an analysis of specific reserves based upon known credit collection issues and potential reserve adjustments.

Insurance Reserves.    We maintain insurance coverage, subject to certain self-insured retentions, for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management's judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims and expected payments.

Goodwill and Intangible Assets.    Under SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives continue to be amortized over their estimated useful lives.

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

Customer lists are amortized using the straight-line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the acquired customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over five years.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues.    Revenues increased by $51.2 million, or 18.2%, to $332.7 million for the the three months ended September 30, 2006 from $281.5 million for the three months ended September 30, 2005. This increase is attributable to $44.8 million of revenues associated with the Initial Acquisition as well as the revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost.

Cost of Revenues.    Cost of revenues increased by $44.1 million, or 18.6%, to $281.5 million for the three months ended September 30, 2006 from $237.4 million for the three months ended September 30, 2005. This increase is primarily attributable to $36.8 million of cost of revenues associated with the Initial Acquisition as well as other increases in direct labor costs. Cost of revenues as a percentage of revenues increased to 84.6% for the three months ended September 30, 2006 from 84.3% for the three months ended September 30, 2005. The increase was due mainly to increased direct labor costs in contract renewals and new business and increased payroll tax expenses partially offset by lower business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $3.1 million, or 12.8%, to $27.4 million for the three months ended September 30, 2006 from $24.3 million for the three months ended September 30, 2005. This increase is due to $4.8 million of branch and corporate overhead expenses associated with the Initial Acquisition partially offset by lower incentive-related compensation. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.2% for the three months ended September 30, 2006 from 8.6% for the three months ended September 30, 2005. This decrease is primarily the result of a decrease in incentive-related compensation.

Depreciation and Amortization.    Depreciation and amortization increased by $1.7 million to $10.3 million for the three months ended September 30, 2006 from $8.6 million for the three months ended September 30, 2005. This increase is primarily the result of increased amortization related to the customer list and other assets acquired as part of the Initial Acquisition.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt for the three months ended September 30, 2006 was $4.8 million and relates to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees, $2.5 million of financing fees incurred related to the New Credit Agreement and $0.4 million of new Senior Subordinated Note financing fees incurred as a result of the Consent Solicitation.

Operating Income.    Operating income decreased by $2.3 million, or 20.7%, to $8.8 million for the three months ended September 30, 2006 from $11.1 million for the three months ended September 30, 2005. Excluding the loss on the early extinguishment of debt, operating income would have increased by $2.5 million, or 22.5%, for the three months ended September 30, 2006 as compared to the three month period ended September 30, 2005 due to increased revenue partially offset by the items discussed above, primarily increased direct labor costs.

Interest Expense, Net.    Interest expense, net increased by $1.8 million, or 17.8%, to $11.9 million for the three months ended September 30, 2006 from $10.1 million for the three months ended September 30, 2005. The increase was due to higher outstanding debt balances related to the New Credit Agreement as well as higher interest rates due to an increase in LIBOR rates versus the prior year period.

Income Tax Expense (Benefit).    Subsequent to the Mafco Acquisition, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. There were no tax-related distributions paid for the three months ended September 30, 2006 and September 30, 2005.

Net (Loss) Income.    Net income decreased $4.1 million to a net loss of $3.1 million for the three months ended September 30, 2006 from a net income of $1.0 million for the three months ended September 30, 2005, as a result of the items described above.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues.    Revenues increased by $67.3 million, or 8.1%, to $899.4 million for the nine months ended September 30, 2006 from $832.1 million for the nine months ended September 30, 2005. This increase is primarily attributable to $44.8 million of revenues associated with the Initial Acquisition as well as the revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost.

Cost of Revenues.    Cost of revenues increased by $59.1 million, or 8.3%, to $768.7 million for the nine months ended September 30, 2006 from $709.6 million for the nine months ended September 30, 2005. This increase is primarily attributable to $36.8 million of cost of revenues associated with the Initial Acquisition as well as other increases in direct labor costs. Cost of revenues as a percentage of revenues increased to 85.5% for the nine months ended September 30, 2006 from 85.3% for the nine months ended September 30, 2005. The increase was due mainly to increased direct labor costs in contract renewals and new business, partially offset by lower business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $1.7 million, or 2.4%, to $73.8 million for the nine months ended September 30, 2006 from $72.1 million for the nine months ended September 30, 2005. This increase is primarily related to $4.8 million of branch and corporate overhead expenses associated with the Initial Acquisition and increased professional fees, partially offset by lower administrative labor and lower incentive-related compensation. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.2% for the nine months ended September 30, 2006 from 8.7% for the nine months ended September 30, 2005 primarily due to lower administrative labor and incentive-related compensation.

Depreciation and Amortization.    Depreciation and amortization increased by $2.4 million to $27.8 million for the nine months ended September 30, 2006 from $25.4 million for the nine months ended September 30, 2005. This increase is the result of increased amortization related to the customer list and other assets acquired as part of the Initial Acquisition as well as an increased amount of uniform purchases.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt for the nine months ended September 30, 2006 was $4.8 million and relates to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees, $2.5 million of financing fees incurred related to the New Credit Agreement and $0.4 million of new Senior Subordinated Note financing fees incurred as a result of the Consent Solicitation.

Operating Income.    Operating income decreased by $0.6 million, or 2.4%, to $24.4 million for the nine months ended September 30, 2006 from $25.0 million for the nine months ended September 30, 2005. This decrease relates primarily to the loss on the early extinguishment of debt. Excluding the loss on the early extinguishment of debt, operating income would have increased by $4.2 million, or 16.8%, for the nine months ended September 30, 2006 as compared to the nine month period ended September 30, 2005 due to increased revenue being partially offset by the items discussed above, primarily increased direct labor costs.

Interest Expense, Net.    Interest expense, net increased $2.8 million, or 9.4%, to $32.6 million for the nine months ended September 30, 2006 from $29.8 million for the nine months ended September 30, 2005. The increase was due to higher outstanding debt balances related to the New Credit Agreement as well as higher interest rates due to an increase in LIBOR rates versus the prior year period.

Income Tax Expense (Benefit).    Subsequent to the Mafco Acquisition, our members have elected to be treated as a partnership for both federal and state income tax purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the nine months ended September 30, 2006 and September 30, 2005 were $0.4 million and $0, respectively.

Net Loss.    Net loss increased by $3.4 million to a net loss of $8.2 million for the nine months ended September 30, 2006 from a net loss of $4.8 million for the nine months ended September 30, 2005, as a result of the items described above.

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

The following table reconciles net (loss) income, as reported in the Company’s consolidated statements of operations, to EBITDA (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2006		2005	2006		2005
			(Unaudited)
Reconciliation of Net (Loss) Income to EBITDA:
Net (loss) income	$(3,080)		$1,020	$(8,174)		$(4,767)
Interest expense, net	11,901		10,098	32,564		29,813
Depreciation and amortization	10,257		8,619	27,767		25,399
EBITDA(a)	$19,078	(b)	$19,737	$52,157	(b)	$50,445

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year. Results of operations for the three and nine month periods ended September 30, 2006, includes 72 days of operations of Initial.

(b)	Includes the effect of loss on early extinguishment of debt totaling $4,784 for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the nine months ended September 30, 2006 and September 30, 2005 was $32.8 million and $12.1 million, respectively. For the nine months ended September 30, 2006 and 2005, cash provided by operating activities was generated primarily from net losses of $8.2 million and $4.8 million, respectively, adjusted for non-cash expenses of $35.0 million and $28.4 million, respectively, as well as favorable working capital changes of $6.0 million in the nine month period ended September 30, 2006 as compared to unfavorable working capital changes of $11.4 million in the nine month period ended September 30, 2005.

Cash used in investing activities for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005 was $95.4 million and $10.6 million, respectively. In the nine months ended September 30, 2006, the Company paid approximately $73.9 million, net of cash acquired, for the Initial Acquisition and made due to affilate payments of $10.2 million. Investing activities historically have consisted of purchases of property and equipment, primarily consisting of uniforms. For the nine months ended September 30, 2006, we purchased $11.0 million of property and equipment. For the nine months ended September 30, 2005, we purchased $10.7 million of property and equipment.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash provided by financing activities for the nine months ended September 30, 2006 was $68.2 million primarily from the $84.9 million proceeds from the issuance of debt, partially offset by $5.9 million of financing fees, $4.4 million scheduled term loan payments and $5.9 million insurance financing payments, net. The $84.9 million proceeeds from issuance of debt were primarily used to fund the Initial Acquisition and related fees and expenses. Cash used in financing activities for the nine months ended September 30, 2005 of $4.3 million primarily related to scheduled term loan principal repayments of $6.5 million and financing fees of $0.9 million partially offset by insurance financing proceeds, net of $3.1 million.

As of September 30, 2006, we had approximately $453.2 million of indebtedness, which includes the Notes, amounts outstanding under our New Credit Agreement and capital leases. In addition, as of September 30, 2006, we had $22.7 million of unused borrowing capacity under our New Revolver, net of the issuance of $27.3 million of outstanding letters of credit.

In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid for the nine months ended September 30, 2006 and for September 30, 2005 were approximately $0.4 million and $0, respectively.

The Company provides contract employees for toll operator services to the FDOT pursuant to contracts that are scheduled to expire on November 30, 2006. These contracts generated aggregate revenue in 2005 of approximately $50.1 million, or approximately 4.5% of our 2005 revenues, and approximately $37.3 million, or approximately 4.1%, of our revenues for the nine months ended September 30, 2006. The FDOT has the right to terminate the contracts at any time for any reason in accordance with the interests of the FDOT. In 2006, the FDOT initiated a competitive bidding process for the award of a new contract following the scheduled expiration of the existing contract. On October 6, 2006, the FDOT announced its intention to award the contract to a third party. The Company has initiated an administrative proceeding protesting that action. In the event that these contracts are terminated or materially modified, or if we are not successful in acquiring the new contract, our revenues may be reduced, which could have a negative effect on our business, consolidated financial position, results of operations and cash flows.

The contract security services market is becoming increasingly competitive as more customers select security service providers through competitive bid processes intended to procure quality services at lower prices. The Company’s ability to achieve revenue growth depends not only on its ability to win new customer accounts, but also on its ability to retain its current customer accounts. There can be no assurance that the Company will continue to retain customer accounts at historic levels in an increasingly competitive market. In addition, there can be no assurance that the Company will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, which may negatively affect profitability. These same competitive market factors have negatively affected our cost of revenues during the three and nine months ended September 30, 2006. These factors also may limit the Company’s ability to obtain rate increases from existing customers to offset fully cost increases.

Description of Indebtedness

On August 2, 2004 the Company issued $180.0 million in aggregate principal amount of Notes, at a discount of $2,119 and bearing interest of 11.375%, which mature on July 15, 2011.

On June 16, 2006, the Company initiated the Consent Solicitation from the holders of the Notes of consents to certain amendments to the Indenture governing the terms of the Notes. Upon expiration of the Solicitation of Consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, as trustee. The Fifth Supplemental Indenture became effective on July 20, 2006 upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (1) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (2) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including fees and expenses related to the Consent Solicitation including the related consent fee.

On July 20, 2006, the Company entered into the New Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million New Revolver that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the initial borrowings under the New Credit Agreement to finance the Initial Acquisition (and pay related fees and expenses) and to repay amounts outstanding under the Prior Credit Agreement.

The indebtedness under the New Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company's obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company's and the Guarantors' assets, other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company's option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain a minimum ratio of consolidated EBITDA to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA as of the last day of each calendar quarter.

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

The New Revolver availability with a lending capacity of $50.0 million, is reduced by outstanding letters of credit, which totaled $27.3 million as of September 30, 2006. Amounts outstanding on the New Revolver are due on August 2, 2009. As of September 30, 2006, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt approximated its carrying value at September 30, 2006 and December 31, 2005, respectively.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 13, 2004, the Company entered into such a financing agreement with Cananwill, Inc. (an insurance brokerage and financing company) for a total amount of $11.2 million. Payments were due in equal monthly installments through May 1, 2005 and bore an annual interest rate of 2.99%. As of May 1, 2005, this financing agreement, including accrued interest, was repaid in full. On August 15, 2005, the Company entered into another financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of September 30, 2006, this financing agreement, including accrued interest, was repaid in full and the Company did not enter into a financing agreement for the current business insurance policy year.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 40 months. See Note 16 for further discussion on leases.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our New Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of September 30, 2006, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At September 30, 2006, a hypothetical 10% increase in interest rates applicable to our New Credit Agreement would have increased our annual interest expense by approximately $1.8 million and would have decreased our annual cash flow from operations by approximately $1.8 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 presents quantitative and qualitative disclosures about market risk as of December 31, 2005. There have been no material changes to this disclosure as of September 30, 2006.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended September 30, 2006, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company's strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes’’, ‘‘estimates’’, ‘‘expects’’, ‘‘projects’’, ‘‘forecasts’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘seeks’’, ‘‘plans’’, ‘‘scheduled to’’, ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company's dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company's reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company's ability to retain existing security officer service contracts (which contracts can typically be terminated by either party on 30 days' written notice and which may also be subject to periodic competitive bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The failure of the Company to retain its toll collection services contracts with the FDOT;

•	The Company's exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company's agents or employees or with respect to events that are not within the control of such agents or employees, and the Company's indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company's inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company's customer contracts;

•	The Company’s inability to pass through to their customers the financial impact of legislative changes such as recently enacted sales tax inclusions and minimum wage increases;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company's ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company's failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company's ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company's business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to businesses recently acquired by the Company), and the Company's exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company's exposure to liabilities not covered by insurance for attacks;

•	The Company's ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government's Terrorism Reinsurance Extension Act when it expires at the end of 2007, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company's existing working capital, together with cash available under its New Credit Agreement and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company's level of indebtedness, the restrictions or obligations imposed on the Company by the New Credit Agreement and the Indenture and the Company's exposure to fluctuations in interest rates under the New Credit Agreement; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, we encourage investors to read the discussion of risk factors included in Item 1A. ‘‘Risk Factors’’ and the discussion of critical accounting policies included in Item 7 under the heading ‘‘— Basis of Presentation and Critical Accounting Policies’’ included in our Annual Report on Form 10-K for the year ended December 31, 2005 which we have filed with the SEC, as such discussions may also be modified or supplemented by subsequent reports that we file with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	President, Chief Executive Officer, Chairman of the Board of Managers (Principal Executive Officer)	November 14, 2006

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2006

William A. Torzolini

/s/ Frank J. Conforti	Corporate Controller (Principal Accounting Officer)	November 14, 2006

Frank J. Conforti