Form 10-K
period 2006-12-31
Allied Security Holdings LLC
filed 2007-04-02
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the registrant’s common equity held by non-affiliates is not applicable as there is no public market therefor.

As of December 31, 2006, there were 1,098,419 Class A, Class B and Class C units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLIED SECURITY HOLDINGS LLC
2006 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about Allied Security Holdings LLC (‘‘Allied Holdings’’ and together with its subsidiaries, ‘‘Allied’’ or the ‘‘Company’’) strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, including those described in Item 1A. ‘‘Risk Factors’’ in this Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company’s dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company’s reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company’s ability to retain existing security officer service contracts (which contracts may typically be terminated by either party on 30 days’ written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The Company’s exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company’s agents or employees or with respect to events that are not within the control of such agents or employees, and the Company’s indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company’s exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company’s agents or employees or with respect to events that are not within the control of such agents or employees, and the Company’s indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company’s inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company’s customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company’s ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company’s failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company’s ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company’s business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings (including with respect to Initial and the other businesses recently acquired by the Company), and the Company’s exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company’s exposure to liabilities not covered by insurance for attacks;

•	The Company’s ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government’s Terrorism Reinsurance Extension Act when it expires at the end of 2007, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company’s existing working capital, together with cash available under its Credit Facility and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company’s level of indebtedness, the restrictions including financial covenants or obligations imposed on the Company by the Credit Facility and the Indenture governing the Notes, and the Company’s exposure to fluctuations in interest rates under the Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, we encourage investors to read the discussion of risk factors included in Item 1A ‘‘Risk Factors’’ and the discussion of critical accounting policies included in Item 7 under the heading ‘‘Critical Accounting Policies’’, as such discussions may be modified or supplemented by subsequent reports that we file with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Financial Statements

Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our Consolidated Statements of Operations. The Company has determined that uniforms should be expensed at the time of receipt. In addition, the Company has determined the cost of uniforms should be included in cost of revenues in the Consolidated Statement of Operations. As a result, the Company has restated its financial statements and accompanying notes for the correction of these mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004. The correction of these mistakes in the application of U.S. generally accepted accounting principles results in an increase in the previously reported net loss for the years ended December 31, 2005 and 2004 of $2,265,000 and $2,342,000, respectively. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility (as defined below).

PART I

Item 1.    Business.

Overview

We offer premium contract security officer services to quality-conscious customers in ten vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, uniforming, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites, and their responsibilities include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of February 22, 2007, we employed approximately 50,400 security officers and toll collectors.

William C. Whitmore, Jr., our current President, CEO and Chairman joined SpectaGuard, Inc. in 1981. SpectaGuard, Inc. served the contract security officer needs of corporate customers primarily in the Philadelphia and Boston metropolitan markets. In 1998, Albert J. Berger, our former Chairman and CEO, joined with Gryphon Partners to form SpectaGuard Acquisition LLC (‘‘SpectaGuard’’) to acquire SpectaGuard, Inc. Gryphon Partners, along with Messrs. Berger and Whitmore, set out to consolidate the highly-fragmented and largely under-managed U.S. contract security officer industry. In 1998, SpectaGuard acquired Effective Security, Inc., a provider of contract security officer services to the New York metropolitan market. We then acquired AS Acquisition Corp. in 2000. AS Acquisition Corp., which had been operating under the brand name ‘‘Allied Security’’ since its founding in 1957, was a premier national provider of contract security officer services to customers in more than 38 states. Our combined business began operating under the name Allied Security and was reorganized to serve seven vertical market segments: high-rise office buildings, corporate complexes, shopping centers, financial institutions, colleges and universities, healthcare facilities and industrial complexes. In February 2003, SpectaGuard was acquired by MacAndrews & Forbes Holdings Inc. (together with certain of its affiliates, ‘‘Mafco’’), for approximately $263.6 million. We subsequently acquired Professional Security Bureau, Ltd. (‘‘PSB’’) in December 2003 for approximately $45.8 million and, in March 2004, acquired certain assets and liabilities of Security Systems, Inc. (‘‘SSI’’) for approximately $10.6 million. In August 2004, we acquired Barton Protective Services Incorporated (‘‘Barton’’) for approximately $181.0 million, subject to certain adjustments (the ‘‘Barton Acquisition’’). Simultaneously with the closing of the Barton Acquisition, we consummated transactions whereby Allied Security Holdings LLC (‘‘Allied Holdings’’ and, together with its subsidiaries, ‘‘Allied’’ or the ‘‘Company’’), which was formed in connection with the Barton Acquisition and related financings, became the sole member of SpectaGuard (and the members of SpectaGuard became the members of Allied Holdings). On July 20, 2006, we acquired Initial Security LLC (‘‘Initial’’) for approximately $73.9 million, net of cash acquired (the ‘‘Initial Acquisition’’). We operate under the name ‘‘AlliedBarton Security Services’’ and ‘‘AlliedBarton’’ nationally and as ‘‘Initial Security’’ at some locations acquired as a result of the Initial Acquisition.

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

We aim to provide high-quality and cost-effective contract security officer services to our customers. We encourage the retention of our security officers and seek to control our operating expenses through effective management of the hiring process, including extensive candidate screening, training and development. We believe that we offer one of the most comprehensive training programs in the contract security officer industry, which includes multiple levels focused on both mandatory and voluntary programs. In February 2007, Training Magazine named AlliedBarton to its 2007 list of the top 125 United States companies in employee training for the second consecutive year. We believe these processes offer us a competitive advantage by fostering an employee culture that emphasizes personal career development and provides rewards for long-term, quality service. Additionally, we offer a competitive compensation package to our security officers, including paid holidays and vacations, a 401(k) plan and medical, dental and life insurance benefits. We believe that our premium wage and benefits package contributes to a favorable turnover rate for our security officers as compared to industry averages.

We believe that our low security officer turnover rate decreases personnel-related costs, including recruiting, screening, training and uniform outfitting costs, and allows us to provide a higher overall level of service to our customers by providing a consistent security officer staff. The annual turnover rate for our security officers and toll collectors is approximately 55% against an industry average of approximately 75% for companies of comparable size.

Our Operations

We recruit, screen, hire, train, schedule and supervise security officers who are deployed at customer locations. We use market specific services for each of the vertical markets we target, such as bike patrols in shopping centers, colleges and universities, vehicle patrols of ATMs for financial institutions, escorts in shopping centers and vehicle patrols in corporate complexes. We also provided contract employees for toll collection services to the State of Florida, Department of Transportation (‘‘FDOT’’) under a contract which expired on March 31, 2007.

We provide our security officers with badges and uniforms and are responsible for their compensation, including benefits, and for personnel administration. We also provide any required bonding or workers’ compensation insurance. We customarily charge a customer for our services based on an hourly billing rate for each hour served by each of our employees who provide services to the customer, including security officers, site supervisors, on-site account managers and, in some cases, other management personnel.

Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year, and we have found that we are generally successful in extending these contracts and negotiating annual increases to billing rates under our multi-year contracts.

Regional Management

Our operations are divided into 18 geographic regions, each of which is managed by a vice president/general manager or other regional manager responsible for developing and executing our regional business plan based on the demand, needs and competition in our regional markets. While each regional business plan is based on our overall corporate strategy, our regional general managers evaluate and recommend programs and initiatives designed to build success in their particular regional markets. The primary mission of the regional general manager is to follow through on our focus on customer service to ensure that client expectations are being met. They also are expected to manage the growth and profitability of their regions’ operations.

District Office Management

We employ approximately 106 district managers in 112 offices nationwide, each of whom is responsible for the day-to-day management of the account managers, site supervisors and security officers in a particular district. Typically reporting to the vice president/general manager for the region, each district manager supervises account managers, customer relations and the recruiting and training of security officers for the district.

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

Our marketing and sales force consists of one senior vice president, regionally-based vice presidents, vice presidents for selected vertical markets and a number of business development managers and support staff. Our marketing and sales force is organized at the regional level and at the district office level. Our key marketing vehicles are trade shows, security industry conferences, advertising, media publicity, our website, direct mail, direct solicitation and customer referrals.

Customers

As of December 31, 2006, we provided security services to over 3,300 clients in 44 states and the District of Columbia including approximately 200 of the Fortune 500 companies. We provide security services to commercial real estate management companies, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. In 2006, no single customer represented more than 4% of our revenues, and the revenues from our ten largest customers represented approximately 16% of our 2006 revenues.

Employees

As of February 22, 2007, we employed approximately 51,400 individuals, consisting of approximately 48,800 security officers, 1,600 toll collection employees, and approximately 1,000 branch and corporate managerial and administrative employees in 112 offices nationwide.

As of December 31, 2006, collective bargaining agreements covered approximately 5% of our employees. We believe that our relationships with our employees are good, and we have not experienced any work stoppages as a result of labor disputes.

Insurance

We believe that we maintain all appropriate forms of insurance, including comprehensive general liability, performance and crime bonding, professional liability, automobile coverage and excess and umbrella coverage. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with all state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

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

We believe there are approximately ten security officer service companies that operate in multiple regions within the United States and have annual revenues in excess of $100.0 million. Our largest competitors include contract security service providers such as Securitas, Wackenhut and Guardsmark. We also compete with numerous smaller regional and local security service providers in the United States.

We believe that the principal competitive factors in the security service market are:

•	the quality of security officers, including length of service and tenure;

•	supervision, recruiting, selection and training of security officers;

•	management quality and responsiveness;

•	the ability to handle multiple sites nationwide; and

•	price in relation to the quality of service.

Government Regulation

We are subject to a large number of city, county and state occupational licensing laws and regulations governing the provision of private security services. Most states require business licensing, as well as licensing or registration of individual security officers, imposing minimum qualification standards and regulations governing training, identification, uniforms, badges, bonding and insurance. As required, we are licensed to provide private security services in each of the states in which we do business. We believe we are in substantial compliance with all relevant regulations and have not received notice of noncompliance which could have a material adverse affect upon our business. However, substantial noncompliance in a jurisdiction in which we operate could jeopardize our license to operate in that jurisdiction and/or subject us to fines.

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

Additional information required by Item 1 of Part I is incorporated by reference to the Consolidated Financial Statements and the notes thereto filed with this Annual Report on Form 10-K.

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

We have substantial debt.

As of December 31, 2006, we and our consolidated subsidiaries had approximately $452.1 million of outstanding debt (excluding obligations to trade creditors). We may incur additional debt in the future, including additional debt under our Credit Facility (as defined below). As of December 31, 2006, we had $20.7 million of unused borrowing capacity under our Credit Facility, net of the issuance of $29.3 million of outstanding letters of credit. Our substantial level of indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to make debt service payments on the Notes (as defined below) and our Credit Facility, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we are exposed to fluctuations in interest rates, because our Credit Facility has a variable rate of interest;

•	we have performance based financial covenants which require the Company to meet minimum Consolidated EBITDA (as defined below) ratios as defined in our New Credit Agreement.

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

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

We cannot assure you that these restrictions will not adversly affect our ability to finance our future operations or capital needs, pursue available business opportunties or take certain corporate actions.

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

There can be no assurance that we will maintain a level of cash flow from operating activities sufficient to permit us to satisfy our payment obligations under our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to scale back our operations or dispose of material assets to meet our debt service and other obligations. Our Credit Facility and the Indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or dispose of our assets at prices that we believe are fair, and the proceeds from such sales may not be adequate to meet our obligations. In addition, the terms of our indebtedness may restrict the use of proceeds from such asset sales.

Our standard customer contracts for security officer services are short-term, and if we are unable to retain our existing security officer service contracts or obtain new security service contracts, our results of operations and financial condition will be adversely affected.

Our business is dependent on our security officer service contracts. Our standard customer contract is a one-year contract that may be terminated by either us or our customer on 30 days’ written notice at any time. We serve certain of our customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

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

In many cases, our security service contracts also require us to indemnify our clients or may otherwise subject us to additional liability for events occurring on client premises. In addition, some states have adopted statutes that make us responsible for the conduct of our agents and employees. While we maintain insurance programs that provide coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Consequently, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages or amounts in excess of our insurance coverage, we could incur substantial liabilities and our financial condition could be materially and adversely affected.

Damage to our professional reputation, including as a result of a well-publicized incident or breach of security, could have a material adverse effect on our business.

We depend to a large extent on our relationships with our customers and our reputation for high-quality contract security services. Our customers’ expectations and perception of the quality of our services are in large part determined by their regular contact with our managers. A customer’s dissatisfaction with our services may be more damaging in our business than in non-service related businesses. Moreover, a well-publicized incident or breach of security at one or more of our customers’ locations could result in a negative perception of our services, damage to our reputation and the loss of existing or potential customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

An element of our growth strategy is the acquisition and integration of complementary businesses in order to increase our density within certain geographic areas, capture market share in the markets in which we operate and improve profitability or expand our service offerings to our customers. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels, thereby limiting our ability to grow.

Our growth through selective acquisitions may place significant demands on our management and our operational and financial resources. Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees.

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

In addition, terrorist attacks that do not directly involve locations serviced by us could have a material impact on us by increasing our insurance coverage costs or making insurance coverage unavailable altogether. We have coverage for terrorist attacks under an excess liability insurance policy. This policy is subsidized by the government under the Terrorism Reinsurance Extension Act, or TRIEA. TRIEA is a government-sponsored program which allows insurance carriers to pass on liability exposure to the government in the event of a terrorist act. TRIEA expires on December 31, 2007, and it is possible that TRIEA will not be renewed and, as a result, insurance companies will no longer be willing to provide terrorism coverage to us on the same terms, or at all. This could have a material impact on us by increasing our insurance coverage costs or rendering us unable to obtain such insurance which, in the event of a terrorist attack, could materially and adversely affect our business, financial condition or results of operations.

Our industry is intensely competitive and price-sensitive. If we cannot successfully compete with new or existing security service providers, our results of operations and financial condition will be adversely affected.

The contract security officer services industry is intensely competitive. We directly compete with companies that are national and international in scope and some of our competitors have significantly greater personnel, financial, technical and marketing resources than we do, generate greater revenues than we do and have greater name recognition than we do. The recent trend toward consolidation in our industry will likely lead to increased competition from these companies. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers in their regions. There are relatively low barriers to entry into the contract security services industry, and we have faced and expect to continue to face additional competition from new entrants into the contract security officer services industry. In addition, it has become more common for our customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. There can be no assurance that we will continue to retain customer accounts at historic levels in an increasingly competitive market. In addition, there can be no assurance that we will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, and if we are unable to do so our profitability will be adversely affected.

If we are unable to attract, retain and manage security officers and administrative staff, our business will suffer.

Our business involves the labor-intensive delivery of contract security services. We derive our revenues largely from contract security officer services performed by our security officers. As of February 22, 2007, we employed approximately 48,800 security officers. Our future performance depends in large part upon our ability to attract, develop, motivate and retain skilled security officers and administrative staff. Qualified security officers and administrative staff are in demand, and there is significant competition for these individuals from other security firms, government agencies and other similar enterprises. As a result, we may not be able to attract and retain sufficient numbers of these qualified individuals in the future, which may adversely affect our future performance.

Turnover of contract security officers is significant. The loss of the services of, or the failure to recruit, a significant number of skilled security officers and administrative staff would harm our business, financial condition and results of operations, including our ability to secure and complete service contracts. Furthermore, if we do not successfully manage our existing security officers and administrative staff, we may not be able to achieve the anticipated billing rates, engagement quality, level of unbillable overtime and other performance measures that are important to our business, financial condition and results of operations.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our operations.

As of December 31, 2006 approximately 5% of our employees were unionized. Our industry has been the subject of campaigns to increase the number of unionized employees. Although we believe that our relationships with our employees are good, we cannot provide any assurances that organized labor action at one or more of our facilities will not occur, or that any such activities, or any other labor difficulties at our facilities or the facilities of any of our customers, would not materially affect us.

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

Our largest expenses are payroll, payroll taxes and employee related benefits. We believe that we have higher wages and related payroll taxes and benefits costs than other participants in our industry due to our focus on attracting and retaining a highly qualified workforce. Most of our customer contracts provide for a fixed hourly bill rate and some of our customer contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such customer contracts or not at all. Competitive pressures also may prevent us from raising our fees or hourly bill rates when contracts are renewed. If, due to inflation or other causes, including increases in statutory payroll taxes, we must increase the wages, salaries and related taxes and benefits of our employees at rates faster than we can increase the fees charged under our customer contracts, our profitability will be adversely affected.

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

Our business involves the labor intensive delivery of contract security services performed by our security officers. Changes in technologies that provide alternatives to security officer services or that decrease the number of security officers required to perform effectively their services may decrease our customers’ demand for our security officer services. In addition, if such technologies become available for use in the industry, these technologies may be proprietary in nature and not be available for use by us in servicing our customers. Even if these technologies are available for our use, we may not be able to integrate successfully such technologies into our business model or may be less successful in doing so than our competitors or new entrants in the industry. A decrease in demand for our security officer services or our inability to effectively utilize such technologies may adversely affect our business, financial condition and results of operations.

Mafco has the power to direct and control our business.

SpectaGuard Holding Corporation (‘‘SpectaGuard Holding’’), a corporation wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, has the power under our operating agreement (‘‘Operating Agreement’’), subject to certain exceptions, to designate all of the members of our Board of Managers. Therefore, Mafco is able to direct and control our policies and those of our subsidiaries, including, subject to exceptions, with respect to certain mergers, sales of assets and similar transactions.

Ability to successfully complete post-merger integration

In recent years, we have embarked on a growth strategy that included the acquisition of other significant sized companies operating in our industry. Acquisitions involve numerous risks and uncertainties. The results of our operations and financial condition may be adversely affected by several factors relating to acquisitions which include: (1) the inability of the acquired business to achieve the results we project; (2) the potential loss of purchased customer contracts and customer lists; (3) the inability to achieve projected cost synergies; (4) the difficulties in managing the integration of the acquired company’s operations, including its financial accounting and operational internal controls; and (5) the risk associated with assuming unknown liabilities.

Item 1B.    Unresolved Staff Comments.

Not applicable

Item 2.    Properties.

Our principal executive offices are located at 3606 Horizon Drive, King of Prussia, Pennsylvania 19406. Our principal real estate consists primarily of our executive offices and district offices, with additional smaller offices to handle recruiting and other administrative functions in some areas. A significant number of these facilities are held under long-term operating leases, while others are held under short-term or month-to-month leases. As of December 31, 2006, we maintained 112 district offices nationwide. All of these are leased, and none are owned. We believe that if we were unable to renew the lease on any of these facilities, we would be able to lease other suitable facilities on commercially reasonable terms. We do not believe that any individual facility or lease is material to our business.

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

There is no established public trading market for any class of our membership interests. As of December 31, 2006, there were 890,985, 77,627 and 129,807 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 90,225 had vested and 39,582 remained unvested. All Class A, Class B and Class C units are non-voting. As of December 31, 2006, there were 14 holders of Class A units, 8 holders of Class B units, and 14 holders of Class C units.

We pay distributions to our members with respect to income taxes that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Our Credit Facility (as defined below) restricts our ability to pay dividends or other distributions (other than tax-related distributions and certain other limited exceptions) on our equity interests. The Indenture governing the Notes (as defined below) also places certain restrictions on our ability to pay dividends and make other distributions (other than the tax-related distributions and certain other limited exceptions). Tax-related distributions paid were $0.4 million in 2006 and $1.5 million in 2005.

Item 6.    Selected Financial Data.

Restatement of Financial Statements

Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our Consolidated Statements of Operations. The Company has determined that uniforms should be expensed at the time of receipt. In addition, the Company has determined the cost of uniforms should be in cost of revenues in the Consolidated Statement of Operations. As a result, the Company has restated its financial statements and accompanying notes for the correction of these mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004. The Company has also restated the Selected Financial Data presented below for the year ended December 31, 2002, the period ended February 18, 2003 and the period ended December 31, 2003.

The correction of these mistakes in the application of U.S. generally accepted accounting principles resulted in a decrease in members’ equity of $5,846,000 at December 31, 2001, and either a reduction of previously reported net income or an increase in previously reported net loss for the year ended December 31, 2002, the period from January 1, 2003 to February 18, 2003, the period from February 19, 2003 to December 31, 2003, and the years ended December 31, 2004 and 2005 of $712,000, $77,000, $1,126,000, $2,342,000 and $2,265,000, respectively. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility.

The following table sets forth our selected Consolidated Statements of Operations data for the year ended December 31, 2002, the period from January 1, 2003 to February 18, 2003, the period from February 19, 2003 to December 31, 2003 and the years ended December 31, 2004, 2005 and 2006, and our selected Consolidated Balance Sheet data as of December 31, 2002, February 18, 2003 and December 31, 2003, 2004, 2005 and 2006. All such data have been derived from our consolidated financial statements. All amounts have been restated as appropriate, as described above.

Our selected consolidated financial data set forth below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Predecessor (1)		Successor (1)
	Year Ended December 31, 2002	Period From January 1, 2003 to February 18, 2003	Period From February 19, 2003 to December 31, 2003 (2)	Year Ended December 31,
				2004 (2)	2005	2006 (2)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(tabular information in thousands)
Consolidated Statement of Operations Data:
Revenues	$510,592	$70,419	$483,725	$873,401	$1,124,549	$1,261,816
Cost of revenues	429,727	60,262	407,332	745,883	969,815	1,094,877
	80,865	10,157	76,393	127,518	154,734	166,939
Branch and corporate overhead expenses (3)	52,036	11,119	48,014	83,588	93,100	106,449
Depreciation and amortization	11,113	830	11,890	19,535	25,312	26,552
Loss on early extinguishment of debt (4)	—	3,291	—	18,742	—	4,784
Initial public offering abandonment (5)	1,878	—	—	—	—	—
Operating income (loss)	15,838	(5,083)	16,489	5,653	36,322	29,154
Interest expense, net	11,721	6,190	15,581	31,385	40,341	44,525
Income (loss) before income tax benefit	4,117	(11,273)	908	(25,732)	(4,019)	(15,371)
Income tax benefit (6)	(544)	(1,421)	—	—	—	—
Net income (loss) applicable to members	$4,661	$(9,852)	$908	$(25,732)	$(4,019)	$(15,371)

	Predecessor (1)		Successor (1)
	Year Ended December 31, 2002	Period From January 1, 2003 to February 18, 2003	Period From February 19, 2003 to December 31, 2003 (2)	Year Ended December 31,
				2004 (2)	2005	2006 (2)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(tabular information in thousands, except for per hour information)
Other Financial and Operating Data:
Adjusted EBITDA (7)	$31,457	$(268)	$33,202 (9)	$53,038 (9)	$73,952	$73,795	(9)
Cash flows from operating activities	$24,630	$(107)	$16,967	$14,901	$19,089	$22,652
Capital expenditures	$1,206	$208	$1,241	$1,771	$3,949	$3,357
Security Officer Data:
Hours billed	32,458	4,351	29,487	51,708	62,117	63,466	(10)
Average bill rate per hour	$14.98	$15.22	$15.42	$15.54	$15.94	$16.21	(10)
Hours paid (11)	33,157	4,422	30,283	53,372	64,158	65,139	(10)
Average pay rate per hour	$10.30	$10.44	$10.59	$10.61	$11.19	$11.46	(10)

	Predecessor (1)		Successor (1)
	As of December 31, 2002	As of February 18, 2003	As of December 31,
			2003	2004	2005	2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(tabular information in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,696	$—	$8,102	$11,008	$10,710	$12,622
Accounts receivable, net	$53,046	$52,486	$65,438	$129,729	$135,461	$180,776
Total assets	$194,351	$189,573	$403,154	$637,852	$617,996	$693,071
Total debt	$90,885	$90,270	$181,662	$390,212	$377,306	$452,056
Total members equity (12)	$19,464	$14,273	$129,035	$104,989	$93,861	$83,005

(1)	SpectaGuard was acquired by Mafco on February 19, 2003. Financial data presented herein for periods prior to and including February 18, 2003 relate to SpectaGuard prior to the Mafco transaction (the ‘‘Predecessor’’). Financial data presented herein for periods beginning on and after February 19, 2003 relate to SpectaGuard after the Mafco transaction (the ‘‘Successor’’).

(2)	Our selected consolidated historical financial data includes the effect of the following business transactions, from and after the date of the transactions, as follows:

•	Period from February 18, 2003 to December 31, 2003: PSB acquired on December 19, 2003 for $45,766,000;

•	Year ended December 31, 2004: Certain assets and liabilities of SSI acquired on March 19, 2004 for $10,574,000; the Barton Acquisition on August 2, 2004 for $181,033,000 subject to certain adjustments; and

•	Year ended December 31, 2006: the Initial Acquisition on July 20, 2006 for $79,131,000.

(3)	An affiliate of Gryphon SpectaGuard Partners, L.P., the Predecessor’s majority owner, charged the Predecessor an administrative fee for management services performed on its behalf and the Predecessor paid reimbursements for certain costs incurred in connection with those services. Fees and reimbursements for the period from January 1, 2003 to February 18, 2003, totaled $188,000. As a result of the Mafco transaction, the Predecessor cancelled the agreement pursuant to which such amounts were paid resulting in a termination fee of $2,680,000. In addition, certain members of management received transaction related compensation upon completion of the Mafco acquisition totaling $1,320,000.

(4)	In connection with the Mafco transaction in February 2003, $87,822,000 of SpectaGuard’s then existing debt was repaid, resulting in an early extinguishment of debt loss of $3,291,000. In connection with the Barton Acquisition in August 2004, $186,900,000 of our then existing debt was repaid, resulting in an early extinguishment of debt loss of $18,742,000. In connection with the Initial Acquisition in July 2006, our Prior Credit Facility was amended and restated resulting in an early extinguishment of debt loss of $4,784,000.

(5)	Expenses relate to an initial public offering which was withdrawn in December 2002.

(6)	The members of the Successor have elected to be treated as a partnership for both federal and state income taxes. Certain Predecessor subsidiaries were taxed under Subchapter C of the Internal Revenue Code. For additional detail, see the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(7)	The Company believes that the New Credit Agreement (as defined below) is a material agreement, that the financial covenants are material terms of the New Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the New Credit Agreement. We use the term ‘‘Consolidated EBITDA’’ in our New Credit Agreement to refer to our Adjusted EBITDA, which is defined in the New Credit Agreement as Consolidated Net Income (as defined in the New Credit Agreement) for such period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction (as defined in the New Credit Agreement) Documents and (ii) the Initial Consent Solicitation, (f) one-time severance expense in an aggregate amount not to exceed $900,000 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the New Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500,000 over the term of the New Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a seperate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. The Financial covenants include a consolidated leverage ratio of 5.75 to 1 of consolidated total debt as definited in our New Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) as of December 31, 2006 and a consolidated interest ratio of 1.7 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our New Credit Agreement. Failure to meet these financial covenants could result in all of the current oustanding debt to be called by the lenders.

EBITDA or Adjusted EBITDA is not defined under United States generally accepted accounting principles, or GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. EBITDA and Adjusted EBITDA do not include interest expense, which has required significant uses of the Company’s cash in the past and will require the Company to expend significant cash resources in the future. EBITDA and Adjusted EBITDA also do not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating the Company’s operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA and Adjusted EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting the our business or any business we may acquire. Our computation of EBITDA or Adjusted EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table reconciles net income (loss), as presented above, to Adjusted EBITDA:

	Predecessor (1)			Successor (1)
	Year Ended December 31, 2002	Period From January 1, 2003 to February 18, 2003		Period From February 19, 2003 to December 31, 2003	Year Ended December 31,
					2004		2005	2006
	(Restated)	(Restated)		(Restated)	(Restated)		(Restated)
	(tabular information in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (loss)	$4,661	$(9,852)		$908	$(25,732)		$(4,019)	$(15,371)
Interest expense, net	11,721	6,190		15,581	31,385		40,341	44,525
Income tax benefit	(544)	(1,421)		—	—		—	—
Depreciation and amortization	11,113	830		11,890	19,535		25,312	26,552
EBITDA	26,951	(4,253	) (8)	28,379 (9)	25,188	(8)(9)	61,634	55,706	(8)(9)
Uniform purchases	4,506	694		4,823	9,108		12,318	13,305
Loss on early extinguishment of debt	—	3,291		—	18,742		—	4,784
Adjusted EBITDA	$31,457	$(268)		$33,202	$53,038		$73,952	$73,795

(8)	Includes the effect of loss on early extinguishments of debt totaling $3,291,000 for the period from January 1, 2003 to February 18, 2003, $18,742,000 for the year ended December 31, 2004 and $4,784,000 for the year ended December 31, 2006.

(9)	EBITDA and Adjusted EBITDA for the year ended December 31, 2006, December 31, 2004 and December 31, 2003 as shown in this table do not include the historical results of operations of Initial, Barton, SSI and PSB prior to their respective acquisition dates on July 20, 2006, August 2, 2004, March 19, 2004 and December 19, 2003.

(10)	Hours and rates per hour for 2006 do not include Initial.

(11)	Hours paid generally exceed hours billed due to training and overtime hours incurred that are not billable, per our customer contracts.

(12)	Mafco and certain of its affiliates, certain members of management and other investors contributed $116,915,000 of cash to us in February 2003 and an additional $10,000,000 of cash to us in May 2003. In December 2003, Mafco and certain of its affiliates, certain members of management and other investors contributed $7,500,000 of cash to us to partially fund the acquisition of PSB.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This following discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled ‘‘Risk Factors’’ in this Annual Report on Form 10-K, actual results may differ materially from those anticipated by such forward-looking statements. See ‘‘Forward-Looking Statements.’’

Overview

We offer premium contract security officer services to quality-conscious customers in ten vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites, and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. In addition, we provided personnel for toll collection services to the FDOT under a contract that expired on March 31, 2007. As of February 22, 2007, we employed approximately 48,800 security officers and 1,600 toll collection employees. As of February 22, 2007, we provided contract security officer services to over 3,300 clients, including approximately 200 of the Fortune 500 companies, in 44 states and the District of Columbia.

Recent Acquisition

On July 20, 2006, we completed the Initial Acquisition for a net purchase price of approximately $73.9 million. We financed the Initial Acquisition (and related transaction fees and expenses) with borrowings under the New Credit Agreement (as defined below). Results of operations for the year ended December 31, 2006 include 164 days of operations of Initial subsequent to the acquisition date.

    Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year. Revenues from our contract with the FDOT were generated in substantially the same manner in which we generate revenues from our security officer contracts.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee related benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our security officers and toll collectors was approximately 55% for the 12 months ended December 31, 2006, which compares favorably to our industry’s rate.

    Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, payroll taxes, medical and life insurance benefits and workers’ compensation, general liability insurance costs and uniform purchases. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry due to our focus on attracting and retaining a highly qualified workforce which in turn allows us to maintain more favorable turnover rates. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits for employer related employment taxes prior to the second half of the year.

The Refinancings

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. Additionally, on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Prior Credit Agreement initially provided for (i) a $210.0 million six-year term loan facility (the ‘‘Prior Senior Term Loan’’) and (ii) a $50.0 million five year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans. The Company executed an amendment to the Prior Credit Agreement on May 10, 2005, modifying certain of its terms.

On June 16, 2006, the Company initiated a solicitation (the ‘‘Consent Solicitation’’) from the holders of the Notes of consents to certain amendments to the Indenture governing the Notes. Upon expiration of the Consent Solicitation on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, as trustee. The Fifth Supplemental Indenture became effective on July 20, 2006 upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (i) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition, and (ii) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including, without limitation, fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including fees and expenses related to the Consent Solicitation, including the related consent fee.

On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility (the ‘‘Credit Facility’’) with Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (which date will be automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) which matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. Under the terms of the New Credit Agreement, the Company is now permitted to add-back to consolidated earnings before interest, taxes, depreciation and amortization (‘‘Consolidated EBITDA’’) (i) expenses for the purchases of uniforms; (ii) proforma cost savings as determined in the New Credit Agreement; and (iii) one-time severance expense in an aggregate amount not to exceed $900,000 in fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate.

The indebtedness under the New Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company’s obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and the Guarantors’ assets, other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company’s option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further defined in the New Credit Agreement, a minimum ratio of Consolidated EBITDA to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter.

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

Restatement of Financial Statements

Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our Consolidated Statements of Operations. The Company has determined that uniforms should be expensed at the time of receipt. In addition, the Company has determined the cost of uniforms should be included in cost of revenues in the Consolidated Statement of Operations. As a result, the Company has restated its financial statements and accompanying notes for the correction of these mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004. The Company has also restated the Selected Financial Data for the year ended December 31, 2002, the period ended February 18, 2003 and the period ended December 31, 2003. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility.

Critical Accounting Policies

Use of Estimates

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

    Revenues

Revenues are recorded on an accrual basis through client billings. Billings are based on client contracts, which generally include a mark-up on wages paid or a stated bill rate for hours worked. The vast majority of our customers are billed a rate for hours worked which includes wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated mark-up and in other instances at our cost. Clients are billed on a weekly, bi-weekly, monthly or quarterly basis.

    Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, related payroll taxes, medical and life insurance benefits, workers’ compensation, general liability insurance costs and uniform purchases. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, overtime, bonus, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime premium and training time, which generally are not billable. Medical benefit costs are based on self-insured plans, which cover the majority of our workforce, and premium-based plans. The self-insured medical costs are recorded by applying internal estimates based on actual claims history. The premium-based plan costs are charged based on actual premiums paid. Workers’ compensation and general liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, claims and administrative costs. These charges are monitored closely against established reserves.

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

    Depreciation and Amortization Expense

Depreciation expense consists of depreciation of furniture and fixtures, computers, automotive equipment and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the acquisition by Mafco and the acquisitions of PSB, SSI, Barton and Initial. It also includes the amortization of covenants not-to-compete.

Interest Expense

Interest expense consists of the cost of interest related to the Prior Credit Agreement, the Notes and related discount, insurance premium financing, the Prior Revolver and, following July 20, 2006, the New Credit Agreement and the New Revolver. It also includes amortization of deferred financing fees, the accretion of liabilities related to due to affiliate and covenants not-to-compete and interest expense on capital lease obligations.

Allowance for Doubtful Accounts Reserve.    Our customers are located throughout the United States. We grant credit to our customers and generally do not require collateral. We maintain an allowance for doubtful accounts which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of our accounts receivable balance on a monthly basis and performs an additional detailed review on a quarterly basis. This process includes an analysis of specific reserves based upon known credit collection issues and potential reserve adjustments.

Marketable Securities.    The Company’s marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The Company’s securities are traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported in a separate component of accumulated other comprehensive loss. We report realized gains and losses from investments in other income. All of our available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves.    We maintain insurance coverage, subject to certain self-insured retentions, for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages and management’s judgment. Management reviews these estimates on a quarterly basis based upon currently available information and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate outcome of these claims and expected payments.

Uniform Purchases.    The Company expenses all uniform purchases at the time of receipt to cost of revenues.

Goodwill and Intangible Assets.    Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives continue to be amortized over their estimated useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being the implied fair value of goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied fair value of goodwill. The determination of the fair value of our reporting unit is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses annually. Changes in market conditions, among other factors, may have an impact on these estimates.

Customer lists are amortized using the straight-line method over six years. We perform periodic analyses and adjust through accelerated amortization any impairment of customer lists. None of the acquired customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over five years.

    Share-Based Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’). The principal awards issued under our share-based compensation plans are Class C units. The compensation cost associated with such awards is measured at the grant date based on the difference between the fair value of the award and the price paid by the employee.

Share-based compensation cost relating to Class C units is based on the value of the award that is ultimately expected to vest and is recognized over the requisite service periods. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on our historical forfeiture rates.

In determining the grant date fair value of share-based payments, we utilized a market approach relying on the guidance prescribed by the American Institute of Certified Public Accountants in its practice aid, ‘‘Valuation of Privately-Held Company Equity Securities Issued as Compensation’’ (the ‘‘Practice Aid’’). Once we determined an estimated fair value of the enterprise at each grant date, we then allocated that enterprise value to each class of units based upon consideration of those classes’ relative economic and control rights, using a methodology consistent with the Practice Aid.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Revenues.    Revenues increased by $137.3 million, or 12.2%, to $1,261.8 million for fiscal 2006 from $1,124.5 million for fiscal 2005. This increase is primarily attributable to 164 days of operating results related to the Initial Acquisition which resulted in an additional $104.0 million of revenues and to the revenue from new service contracts, together with rate increases, partially offset by the impact of security service contracts lost. The increase also is attributable to increased security officer billable hours. Security officer hours billed, excluding Initial, increased by 1.4 million hours to 63.5 million hours for fiscal 2006 from 62.1 million hours for fiscal 2005, or 2.3%. The average security officer billing rate, excluding Initial, increased 1.7% to $16.21 for fiscal 2006 from $15.94 for fiscal 2005 primarily as a result of increased pay rates for security officers.

Cost of Revenues.    Cost of revenues increased by $125.1 million, or 12.9%, to $1,094.9 million for fiscal 2006 from $969.8 million for fiscal 2005. The increase is primarily attributable to $85.9 million of costs associated with the 164 days of operating results related to the Initial Acquisition as well as increases in direct labor costs. Cost of revenues as a percentage of revenues increased to 86.8% for fiscal 2006 from 86.2% for fiscal 2005. The increase was due mainly to increased direct labor costs in contract renewals and new business partially offset by lower business insurance costs. Security officer hours paid, excluding Initial, increased 1.0 million hours or 1.6% to 65.1 million hours for fiscal 2006 from 64.1 million hours for fiscal 2005. The average security officer pay rate per hour, excluding Initial, increased 2.4% to $11.46 for fiscal 2006 from $11.19 for fiscal 2005 due primarily to inflation and requirements under new and existing customer contracts.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $13.3 million, or 14.3%, to $106.4 million for fiscal 2006 from $93.1 million for fiscal 2005. This increase is primarily due to $10.9 million of branch and corporate overhead expenses associated with the Initial Acquisition as well as higher professional fees and incentive-related compensation. As a percentage of revenues, branch and corporate overhead expenses increased to 8.4% for fiscal 2006 from 8.3% for fiscal 2005 primarily the result of an increase in professional fees and incentive-related compensation.

Depreciation and Amortization.    Depreciation and amortization increased by $1.3 million to $26.6 million for fiscal 2006 from $25.3 million for fiscal 2005. This increase was primarily attributable to increased amortization expense of $2.1 million due to an increased customer list value resulting from the Initial Acquisition as well as increased depreciation of Initial property and equipment, partially offset by lower computer software amortization of $0.9 million.

Loss on early extinguishment of debt.    The fiscal 2006, loss on early extinguishment of debt related to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees and $2.9 million paid to debt holders in conjunction with the refinancing.

Operating Income.    Operating income decreased by $7.1 million, or 19.6%, to $29.2 million for fiscal 2006 from $36.3 million for fiscal 2005. This decrease was primarily related to the $4.8 million loss on early extinguishment of debt in fiscal 2006 as well as higher direct labor and incentive-related compensation as discussed above.

Interest Expense, Net.    Interest expense, net, increased $4.2 million to $44.5 million for fiscal 2006 from $40.3 million for fiscal 2005. The increase was due to higher outstanding debt balances related to increased borrowings under the New Credit Agreement to fund the Initial Acquisition as well as higher interest rates due to an increase in LIBOR rates versus the prior year period.

Income Tax Expense (Benefit).    Subsequent to the Mafco acquisition, our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members. Such taxable income is allocated to the individual members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit) for fiscal 2006 and 2005. In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid were $0.4 million in fiscal 2006 and $1.5 million in fiscal 2005.

Net Loss.    Net loss increased by $11.4 million to a net loss of $15.4 million for fiscal 2006 from a net loss of $4.0 million for fiscal 2005, as a result of the items described above.

Fiscal 2005 Compared to Fiscal 2004

Revenues.    Revenues increased by $251.1 million, or 28.7%, to $1,124.5 million for fiscal 2005 from $873.4 million for fiscal 2004. This increase was attributable to a full year of results in fiscal 2005 related to the Barton Acquisition which resulted in an additional $206.8 million of revenues as compared to five months of additional revenues in fiscal 2004. The increase is also attributable to increased security officer billable hours and to increases in billable security officer rates. Security officer hours billed increased by 10.4 million hours to 62.1 million hours for fiscal 2005 from 51.7 million hours for fiscal 2004, or 20.1%. The Barton Acquisition accounted for 8.8 million of these increased security officer hours due to a full year of results in fiscal 2005 as compared to five months of results in fiscal 2004. The average security officer billing rate also increased 2.6% to $15.94 for fiscal 2005 from $15.54 for fiscal 2004 primarily as a result of increased pay rates for security officers.

Cost of Revenues.    Cost of revenues increased by $223.9 million, or 30.0%, to $969.8 million for fiscal 2005 from $745.9 million for fiscal 2004. The increase was attributable to a full year of results in fiscal year 2005 related to the Barton Acquisition which resulted in an additional $177.2 million of cost of revenues as compared to five months of results in fiscal 2004. Cost of revenues as a percentage of revenues increased to 86.2% for fiscal 2005 from 85.4% for fiscal 2004. The increase was due mainly to higher business insurance and labor costs. Security officer hours paid also increased 10.7 million hours or 20.0% to 64.1 million hours for fiscal 2005 from 53.4 million hours for fiscal 2004. The average security officer pay rate per hour also increased 5.5% to $11.19 for fiscal 2005 from $10.61 for fiscal 2004 due primarily to inflation and requirements under new and existing customer contracts.

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

Depreciation and Amortization.    Depreciation and amortization increased by $5.8 million to $25.3 million for fiscal 2005 from $19.5 million for fiscal 2004. This increase was primarily attributable to increased amortization expense of $4.1 million due to increased customer list values resulting from a full year of the Barton Acquisition as compared to five months in fiscal 2004, as well as increased Barton property and equipment depreciation.

Loss on early extinguishment of debt.    For fiscal 2005, there was no loss on early extinguishment of debt. For fiscal 2004, loss on early extinguishment of debt related to the write-off of $6.9 million in deferred financing fees, a write-off of $3.2 million of debt discount on the Notes and an $8.6 million prepayment penalty on the early extinguishment of the Prior Credit Agreement and Notes incurred in connection with the Barton Acquisition in August 2004.

Operating Income.    Operating income increased by $30.6 million, or 536.8%, to $36.3 million for fiscal 2005 from $5.7 million for fiscal 2004. This increase was primarily related to the $18.7 million loss on early extinguishment of debt in fiscal 2004 as well as additional revenues and the achievement of planned cost savings in fiscal 2005 compared to fiscal 2004 as discussed above.

Interest Expense, Net.    Interest expense, net, increased $8.9 million to $40.3 million for fiscal 2005 from $31.4 million for fiscal 2004. The increase was due to higher outstanding average debt balances as a result of a full year in fiscal 2005 relating the Barton Acquisition as compared to five months in fiscal 2004 and the accretion of covenants not-to-compete and due to affiliate liabilities.

Income Tax Expense (Benefit).    Subsequent to the Mafco acquisition, our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members. Such taxable income is allocated to the individual members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit) for fiscal 2005 and 2004. In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid were $1.5 million in fiscal 2005 and $0 in fiscal 2004.

Net Loss.    Net loss decreased by $21.7 million to a net loss of $4.0 million for fiscal 2005 from a net loss of $25.7 million for fiscal 2004, as a result of the items described above.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, working capital and capital expenditures. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for fiscal 2006, fiscal 2005 and fiscal 2004 was $22.7 million, $19.1 million and $14.9 million, respectively. For fiscal 2006, fiscal 2005 and fiscal 2004, cash provided by operating activities was generated primarily from net losses of $15.4 million, $4.0 million and $25.7 million, respectively, adjusted for non-cash expenses of $34.7 million, $29.4 million and $43.1 million, respectively, as well as favorable working capital changes of $3.3 million in fiscal 2006 as compared to unfavorable working capital changes of $6.3 million and $2.5 million in fiscal 2005 and fiscal 2004, respectively. The net losses for fiscal 2006 and fiscal 2004 include the losses on early extinguishment of debt totaling $4.8 million and $18.7 million, respectively. Cash paid for interest for fiscal 2006, fiscal 2005 and fiscal 2004 was $41.4 million, $36.8 million and $17.2 million, respectively.

Cash used in investing activities for fiscal 2006, fiscal 2005 and fiscal 2004 was $87.7 million, $3.8 million and $193.5 million, respectively. In fiscal 2006, we paid approximately $73.9 million for the Initial Acquisition and made a payment to affiliate of $10.2 million relating to the Special Payment (as hereinafter defined). In fiscal 2004, we paid approximately $181.0 million for the Barton Acquisition and approximately $10.6 million for the SSI acquisition. In 2006, 2005 and 2004, we paid $3.4 million, $3.9 million and $1.8 million for purchases of property and equipment, respectively. We expect to incur $6.2 million in capital expenditures in 2007.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash provided by financing activities for fiscal 2006 was $66.9 million primarily from the $84.9 million proceeds from the issuance of debt, partially offset by $5.9 million of financing fees, $5.7 million scheduled term loan payments and $5.9 million insurance financing payments, net. The $84.9 million proceeeds from issuance of debt were primarily used to fund the Initial Acquisition and related fees and expenses. Cash used in financing activities for fiscal 2005 was $15.5 million primarily related to scheduled term loan principal repayments of $12.8 million, member distributions of $1.5 million and financing fees of $0.9 million. In fiscal 2004, cash flow provided by financing activities of $181.4 million was primarily the result of net proceeds from the issuance of debt in connection with the Barton Acquisition partially offset by financing fee payments of $13.9 million.

Historically, in the ordinary course of business, we had entered into short-term financing agreements in order to fund our business insurance premiums. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full, and the Company did not enter into a financing agreement for the current business insurance policy year.

As of December 31, 2006, we had approximately $452.1 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility and capital lease obligations. In addition, as of December 31, 2006, we had $20.7 million of unused borrowing capacity under our Credit Facility, net of the issuance of $29.3 million of outstanding letters of credit.

The following table summarizes our contractual obligations by year at December 31, 2006:

	Payments Due by Year as of December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt	$450,935	$10,000	$10,000	$10,000	$242,500	$178,435	$—
Fixed and variable rate debt interest (1)	168,059	42,969	42,132	41,295	30,571	11,091	—
Non-cancelable operating leases	25,933	9,059	6,774	4,645	3,018	1,618	819
Non-cancelable capital leases	1,121	567	404	146	4	—	—
Covenants not-to-compete	1,000	500	500	—	—	—	—
Due to affiliates	5,913	—	5,913	—	—	—	—
Total	$652,961	$63,095	$65,723	$56,086	$276,093	$191,144	$819

(1)	Variable rate debt interest was calculated using the December 31, 2006 interest rate of 8.37% assuming the new senior term loan was outstanding until its maturity date.

In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our operating agreement. Member tax distributions paid were $0.4 million in 2006 and $1.5 million in 2005.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. As of December 31, 2006, we do not have any material commitments related to capital expenditures.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At December 31, 2006, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $1.9 million and would have decreased our annual cash flow from operations by approximately $1.9 million.

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

As discussed in ‘‘Restatement of Financial Statements,’’ Part II — Item 6. Selected Financial Data—Restatement of Financial Statements, Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Restatement of Financial Statements, and Note 3 of Notes to Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2005 and December 31, 2004 and for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report and has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of each of the periods for which restated financial statements are presented. Based on such evaluation and re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, but that our disclosure controls and procedures were not effective solely as relates to the mistakes in the application of U.S. generally accepted accounting principles as described in the following paragraph as of the end of the periods for which restated financial statements are presented. This resulted in the Company restating its financial statements and accompanying notes for the correction of mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004 and for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.

Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our consolidated statements of operations. The Company has now determined that uniforms should be expensed at the time of receipt. In addition, the Company has now determined the cost of uniforms should be included in cost of revenues in the consolidated statements of operations. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in accounting for uniform purchases described in the preceding paragraph and the deployment of additional financial accounting resources during the fourth quarter of 2006.

Item 9B.    Other Information.

On March 28, 2007, the Compensation Committee of the Board of Managers of Allied Holdings approved the adoption of the AlliedBarton Supplemental Executive Retirement Plan (‘‘SERP’’), in accordance with authorization provided previously by the Board of Managers at its quarterly meeting held in December 2005. Also on March 28, 2007, the Compensation Committee approved certain awards under the SERP to the Company’s principal executive officer, principal financial officer, and the Named Executive Officers identified under Item 11 — Executive Compensation.

A description of the SERP and information concerning the awards made to the Company’s principal executive officer, principal financial officer, and the Named Executive Officers are set forth under Item 11 — Executive Compensation — Compensation Discussion and Analysis — Supplemental Executive Retirement Plan.

PART III

Item 10.	Managers and Executive Officers of the Company.

Allied Holdings is a Delaware limited liability company that became the sole member of SpectaGuard Acquisition LLC on August 2, 2004 in connection with the Transactions. The business and affairs of Allied Holdings are managed by a Board of Managers which operates in a manner similar to the board of directors of a corporation. As of December 31, 2006, the Board of Managers consisted of ten individuals, each of whom is referred to as a Manager. Managers serve until their resignation or replacement, at the discretion of the Board.

Set forth below is information concerning Allied Holdings’ executive officers and Managers as of January 1, 2007.

Name	Age	Position
William C. Whitmore, Jr.	54	Chairman, President, Chief Executive Officer and Manager
David I. Buckman	45	Executive Vice President and General Counsel
William A. Torzolini	46	Senior Vice President and Chief Financial Officer
Ronald O. Perelman	64	Manager
Albert J. Berger	70	Manager
Floyd I. Clarke	64	Manager
Howard Gittis	72	Manager
Todd J. Slotkin	53	Manager
General Jack Keane	64	Manager
Michael J. Regan	64	Manager
John A. Fry	46	Manager
Ray Wirta	63	Manager

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

David I. Buckman has served as Allied Holdings’ Executive Vice President and General Counsel since January 1, 2006. From April 2005 through December 2005, Mr. Buckman held the title of Senior Vice President and General Counsel. As General Counsel, Mr. Buckman is responsible for the legal affairs of the Company, including its regulatory compliance and risk management functions. He also supervises Allied Holdings human resources functions, including recruitment and training. From 1994 until he joined Allied Holdings, Mr. Buckman was Associate General Counsel of Aramark Corporation, an international provider of managed services, including food, facility and uniform services. From 1988 until 1994, Mr. Buckman was associated with the law firm of Morgan, Lewis & Bockius LLP.

William A. Torzolini has served as Allied Holdings’ Senior Vice President and Chief Financial Officer since its formation in August 2004. Mr. Torzolini has also served as SpectaGuard’s Chief Financial Officer since 2001. In his position, he oversees all of our accounting, finance and reporting, as well as management of our Information Systems department. From 2000 to 2001, Mr. Torzolini served as Senior Vice President and Chief Financial Officer of Crothall Services Group, a national hospital housekeeping, linen and plant maintenance outsourcing company. From 1998 to 2000, Mr. Torzolini served as Chief Financial Officer of ORBIT/FR, Inc., a supplier of sophisticated microwave test and measurement solutions for the satellite, automotive, wireless and aerospace industries. From 1990 to 1998, he was the Vice President and Chief Financial Officer of the Outpatient Division at Novacare, Inc., the country’s second largest provider of healthcare rehabilitation services.

Ronald O. Perelman has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Perelman served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Perelman has been Chairman of the Board of Directors and Chief Executive Officer of Mafco and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Board of Revlon Consumer Products Corporation (‘‘Revlon Products’’) and Revlon, Inc. (‘‘Revlon’’). Mr. Perelman served as Chairman of the Board of Directors of Panavision Inc. until September 2003 and thereafter began service as Co-Chairman. Mr. Perelman is a director of the following entities which are required to file reports pursuant to the Exchange Act: M & F Worldwide Corp. (‘‘M & F Worldwide’’), Revlon Products, Revlon, and Scientific Games Corporation.

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

Howard Gittis has served as a Manager of Allied Holdings since September 2006. Mr. Gittis has been Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since 1985. Mr. Gittis is a director of the following corporations which are required to file reports under the Exchange Act: Clarke American Corp., Jones Apparel Group, Inc., M & F Worldwide (of which Mr. Gittis is also Chairman and Chief Executive Officer), Revlon, and Scientific Games Corporation.

Todd J. Slotkin has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Slotkin served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Slotkin joined IXIS Capital Markets in December 2006 as head of its Leveraged Finance business. Mr. Slotkin had been Executive Vice President and Chief Financial Officer of Mafco from 1999 to 2006 and was Senior Vice President of Mafco from 1992 to 1999. Mr. Slotkin had been Executive Vice President and Chief Financial Officer of M & F Worldwide from 1999 to 2006. Mr. Slotkin is also a member of the Board of Directors of CBIZ, Inc., which is required to file reports pursuant to the Exchange Act.

General Jack Keane has served as a Manager of Allied Holdings since March 2005. General Keane served 37 years in the U.S. Army, rising to the rank of four-star General and most recently holding the position of Vice Chief of Staff of the Army. General Keane is President of GSI, LLC, an independent consulting firm. He is a senior advisor to Kohlberg, Kravis, Roberts & Co. and an advisor to URS Corporation. General Keane is also a Director of METLIFE, Inc. and General Dynamics Corporation. He is a member of the Secretary of Defense’s Policy Board and is a military analyst for ABC News.

Michael J. Regan has served as a Manager of Allied Holdings since March 2005. Mr. Regan is a former Vice Chairman and the Chief Administrative Officer of KPMG LLP, a leading provider of audit and tax services. Over his 40 years with KPMG, Mr. Regan was involved in a wide range of business activities, was lead partner for many Fortune 500 companies and was head of the New York Audit Practice. He is a graduate of Manhattan College, where he is currently a member of the board of trustees, and served four years as a naval officer. Mr. Regan sits on the Board of Scientific Games Corporation, which is a publicly traded company on the Nasdaq Stock Market and Citadel Broadcasting Corporation, which is a publicly traded company on the New York Stock Exchange.

John A. Fry has served as a Manager of Allied Holdings since September 2005. Mr. Fry is President of Franklin & Marshall College, a position he has held since 2002. Prior to joining Franklin & Marshall, Mr. Fry was the Executive Vice President of the University of Pennsylvania where he was responsible for all matters related to finance, investments, human resources, facilities and real estate, public safety, information systems, corporate relations and audit and compliance. He is chairman of the National Collegiate Athletic Association’s Division III President’s Council and is a Presidential Appointee of the Benjamin Franklin Tercentenary Commission.

Ray Wirta has served as a Manager of Allied Holdings since September 2005. Mr. Wirta previously served for six years as Chief Executive Officer of CB Richard Ellis. He is vice chairman and a director of CB Richard Ellis and chairman and director of CBRE Realty Finance. Prior to joining CB Richard Ellis, Mr. Wirta was President of the Koll Company.

Audit Committee and Audit Committee Financial Expert

Allied Holdings’ Board of Managers has established an audit committee whose members are Albert J. Berger, Michael J. Regan and Todd J. Slotkin. The Audit Committee includes an ‘‘audit committee financial expert’’ as such term is defined in Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). Allied Holdings’ Board of Managers has determined that Michael J. Regan, based upon his experience, training and education (as described above), qualifies as an audit committee financial expert. Mr. Regan is independent of management.

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

Appointments to the Board of Managers

As discussed elsewhere in this Annual Report on Form 10-K, SpectaGuard Holding, which is wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, is entitled under our Operating Agreement, subject to certain exceptions, to designate all members of the Allied Holdings’ Board of Managers. On March 16, 2006, the Board of Managers appointed William C. Whitmore, Jr., then a Manager, to serve as Chairman of the Board of Managers. On September 12, 2006, the Board of Managers appointed Howard Gittis to the Board.

Compensation of Managers

The Board of Managers has adopted a compensation arrangement for the independent members of the Board of Managers pursuant to which such independent members would receive compensation for 2006 Board membership of $50,000 and $1,000 for each Board meeting attended. The Audit Committee Chairperson also receives $10,000 and each other committee chairperson receives $5,000 for their service as chairpersons, and each committee member receives $1,000 for each committee meeting attended.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis section of this Annual Report on Form 10-K describes the role and membership of the Compensation Committee of the Board of Managers of the Company, the Company’s philosophy and practices relating to executive compensation and the various elements of the compensation paid to certain executives of the Company.

Compensation Philosophy

The Company seeks to establish and maintain compensation programs for senior executives designed to attract and retain high-performing individuals and to motivate and reward them for performance that supports the success of the Company as measured by profitable growth and increased equity value. Accordingly, it is our objective to establish and maintain compensation programs designed to:

•	be competitive with other compensation programs offered to our senior executives’ peers in the labor market;

•	ensure that a substantial portion of each senior executive’s compensation is dependent on both the short-term and long-term performance of the individual and the Company; and

•	achieve retention by rewarding both length of service and long-term commitment to the Company and its goals.

To achieve these objectives, senior executives’ base salaries are intended to be competitive with base salaries of similarly situated executives in the marketplace, and both annual and long-term incentive plans are designed to reward performance that serves the Company’s short and long-term financial and strategic objectives and that build equity value.

Non-cash compensation, such as health, welfare, and retirement benefits and perquisites, are intended to encourage executive retention and to be competitive with those benefits and prerequisite provided by peer companies to similarly situated executives.

The Compensation Committee

The Compensation Committee of the Board of Managers (the ‘‘Committee’’) operates under a charter adopted by the Board. Pursuant to its charter, the responsibilities of the Committee include:

•	reviewing and recommending for approval by the Board corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, and evaluating the CEO’s performance in light of those goals and objectives and determining together with the Board’s other independent managers, the CEO’s compensation level;

•	recommending for approval the compensation plans, incentive compensation plans and equity-based plans established for employees and officers other than the CEO; and

•	administering compensation-related plans that by their terms are administered by the Board or the Committee.

The Committee’s charter also empowers the Committee, in its sole discretion, to retain consultants to assist the Committee in its evaluation of senior executive compensation programs. Decisions concerning the base salary, bonus and other compensation paid to Named Executive Officers other than the CEO are made by the CEO, in his role as their direct supervisor.

The members of the Compensation Committee are Howard Gittis, Todd J. Slotkin and William C. Whitmore, Jr., the Company’s Chairman and CEO. Mr. Gittis was appointed to the Committee upon his appointment to the Board of Managers in September 2006. Mr. Slotkin has been a member of the Board of Managers since August 2004 and was appointed to the Committee in December 2004. While serving as a member of the Committee, Mr. Whitmore recuses himself from any action by the Committee having an affect on Mr. Whitmore’s own compensation. On March 15, 2007, the Board of Managers resolved to appoint Ray Wirta to succeed Mr. Whitmore on the Committee, which appointment will be effective on April 3, 2007. Mr. Wirta has been a member of the Board since September 2004.

The Committee meets periodically to exercise the responsibilities set forth in its charter. In addition, senior executives of the Company make recommendations to the Committee concerning the structure and general terms of the Company’s compensation programs and consult with members of the Committee from time to time concerning those programs.

Benchmarking

From time to time, the Company will retain the services of third party consultants to assist it with the evaluation of its compensation programs and in particular, to benchmark its compensation programs against those of comparable companies in the labor market. In 2006, at the direction of the Committee, the Company retained a compensation consultant to review the Company’s cash compensation programs for its senior executives and other salaried employees. The primary objective of this study was to assess:

•	the competitiveness of base salary and total cash compensation levels for selected employees relative to relevant labor markets;

•	whether the Company’s compensation philosophy and programs meet the Company’s needs and goals; and

•	the Company’s incentive plans.

This study, among other things, established market ranges for cash compensation at plus or minus 15% of the market data median. This process involved analysis of compensation levels for executives of general service, hospitality and business services companies having annual revenues at a level comparable to the Company’s annual revenues. Data for this analysis was drawn from the following sources: (i) Mercer Consulting Benchmarking Database — Executive Compensation Report, (ii) Watson Wyatt Data Services: ECS Survey Report on Top Management Compensation, (iii) Economic Research Institute: Salary Assessor, and (iv) Aon Consulting — Executive Compensation. The base salaries and total cash compensation (i.e., the sum of base salary and annual incentive bonus target) of the Company’s senior executives (including the CEO) generally were determined to be within or, in some instances, below the established market range. As a result of this study and recommendations made by the consultant, the Company plans to undertake certain modifications to its annual incentive compensation program for salaried employees. The modified incentive program will emphasize rewards based chiefly on both individual performance and Company, or as applicable for certain employee levels, business unit performance. For managers in operational roles, individual incentive performance targets will be based chiefly on profitability performance within their area of responsibility to encourage entrepreneurial behavior and to align performance with Company success factors. For certain administrative and support employees, incentive performance targets also will include non-financial individual objectives.

Compensation Elements

Base Salary

The Company seeks to pay its senior executives base salaries at a level that furthers the Company’s objective of establishing and maintaining compensation programs that are competitive with other compensation programs offered to our executives’ peers in the labor market. To achieve this objective, senior executives’ base salaries are intended to reflect each executive’s level of responsibility within the Company as well as each executive’s knowledge, experience and career potential. The Company undertakes benchmarking analyses of labor markets to assess the competitiveness of its base salaries offered to executives. In addition, the Company surveys available labor market compensation data when seeking to hire executives, to enable the Company to attract high-performing talent.

Annual base salary increases (including those annual increases described below) are determined as part of an annual adjustment process which takes into consideration budget parameters established for annual increases, the market base salary level for certain executives and superior performance, where warranted. In addition, base salary may be increased from time to time in recognition of an executive’s assuming additional responsibilities. In accordance with his employment agreement, Mr. Whitmore’s base salary is subject to fixed increases of eight percent annually throughout the term of the agreement. Base salary increases for other Named Executive Officers are determined by Mr. Whitmore in his discretion.

On February 19, 2006, Mr. Whitmore’s base salary was increased by eight percent to $503,885, and on February 19, 2007, Mr. Whitmore’s base salary again was increased by eight percent to $544,196. Upon his promotion to Executive Vice President and General Counsel, David I. Buckman’s base salary was increased by $25,000 to $250,000. On March 31, 2007, Mr. Buckman’s base salary again was increased by four percent to $260,000, as part of the Company’s annual base salary adjustment process. On March 31, 2006, the base salary of William A. Torzolini, the Company’s Chief Financial Officer, was increased by three percent to $298,700, as part of the Company’s annual base salary adjustment process. On March 31, 2007, Mr. Torzolini’s base salary again was increased by four percent to $310,648, as part of the Company’s annual base salary adjustment process. On March 31, 2006, the base salary of John D. Redden, Jr., Division President, was increased by three percent to $226,600, as part of the Company’s annual base salary adjustment process. On March 31, 2007, Mr. Redden’s base salary again was increased by four percent to $235,664, as part of the Company’s annual base salary adjustment process. On March 31, 2006, the base salary of Richard L. Finley, the Company’s Senior Vice President — Sales and Marketing, was increased by three percent to $226,600, as part of the Company’s annual base salary adjustment process.

Annual Incentive Bonus Plan

To achieve its objective of establishing and maintaining compensation plans that reward performance that serves the Company’s financial and strategic objectives, the Company maintains an annual incentive bonus plan for substantially all of its salaried management employees, including its senior executives, which provides for payment of a designated target percentage of base salary (which percentage varies by job level and scope of responsibility) upon the annual attainment of certain established financial and non-financial performance goals. The performance goals are intended to motivate and reward behaviors that support the Company’s success in terms of profitable growth and increased equity value. In addition, it is the Company’s view that a substantial portion of each senior executive’s cash compensation and overall compensation package should be based on performance. Under the terms of his employment agreement, Mr. Whitmore is eligible to receive an annual incentive bonus targeting 50% of his base salary, upon the achievement of certain objectives. The other Named Executive Officers participate in the annual incentive bonus plan in which all other salaried managers participate. Each of the other Named Executive Officers also has a bonus target of 50% of their respective base salary.

As a result of the benchmarking study of the Company’s compensation programs referred to above, the Company has instituted modifications to its annual incentive compensation program for salaried employees. As described above, the modified program emphasizes rewards based on individual performance and that of the Company (or as applicable for certain employee level’s business unit performance). A portion of each participant’s bonus will be based on Company-wide EBITDA attainment goals, and for managers in operational roles, individual incentive performance targets will be based chiefly on profitability performance within their area of responsibility to encourage entrepreneurial behavior and to align performance with Company success factors.

Equity Awards

The Company also maintains a long-term incentive plan in the form of an equity award program which is intended to further promote the Company’s objective of establishing and maintaining compensation programs that reward performance that supports the Company’s financial and strategic objectives. Specifically, the equity award program involves grants of equity interests that increase in value as the overall equity value of the Company increases, thereby directly rewarding performance that enhances equity value. The equity award program also is designed to provide an incentive for executives to remain committed to the Company, thereby supporting the Company’s goal of retaining high-performing executive talent.

The equity award program is available only to the most senior executives of the Company, including the Named Executive Officers. The program provides for grants of non-voting Class C units in the Company. Typically, a grant of unvested Class C units is made upon an executive’s being hired or promoted into a position eligible for the program, subject, in each case, to the approval of the Board of Managers. The amount of each grant is determined chiefly with reference to the grants made to the individual’s peers within the Company to maintain parity within the senior executive team. In addition, the amount of the Class C units granted reflects the Company’s view that a substantial portion of each senior executive’s total compensation package should be dependent on the long-term success of the Company.

Each grant of Class C unit awards is comprised of 50% ‘‘performance vesting’’ units, which vest in annual installments subject to the attainment, in each year, of Company financial performance goals established by the Board, and 50% ‘‘time vesting’’ units, which vest in annual installments so long as the employee remains employed with Allied Holdings at the end of the year to which each installment applies. The Class C unit agreements, as discussed further below, of Messrs. Whitmore, Torzolini, Redden and Finley provide that their performance vesting and time vesting Class C units vest over a five-year period. Mr. Buckman’s Class C unit agreement provides that his performance vesting and time vesting Class C units vest over a six-year period.

On March 28, 2007, the Committee approved the vesting of performance vesting Class C units scheduled for vesting as of December 31, 2006 for the Named Executive Officers in the following amounts:

William C. Whitmore, Jr.	4,000
David I. Buckman	958
William A. Torzolini	1,000
John D. Redden, Jr.	750
Richard L. Finley	750

The Committee approval was based on consideration of the financial performance of the Company in 2006 and other factors deemed appropriate by the Committee in its discretion.

In addition, as of December 31, 2006 the Named Executive Officers became vested in the following time vesting Class C units:

William C. Whitmore, Jr.	4,000
David I. Buckman	958
William A. Torzolini	1,000
John D. Redden, Jr.	750
Richard L. Finley	750

Supplemental Executive Retirement Plan

In 2005, the Company adopted, effective as of January 1, 2005, a Supplemental Executive Retirement Plan (‘‘SERP’’), intended to attract and retain senior executives of the Company by providing, subject to vesting and other requirements, a meaningful benefit following their retirement. By establishing a meaningful retirement benefit subject to time vesting and length of stay requirements, the SERP serves the Company’s objective of establishing and maintaining compensation programs that are competitive with our executives’ peers in the labor market and achieving retention by rewarding long-term commitment and length of service to the Company. Subject to the approval of the Committee in the exercise of its discretion, the Company credits participants’ notional accounts under the SERP each year, such amounts which, when increased for a notional earnings adjustment, will provide a participant with a lump sum benefit at retirement (defined as the later of age 63 or 20 years of service) sufficient to provide a stream of income that replaces 40% of the average annual income of the participant over the final five years of employment. Average annual income is defined as base salary plus the lesser of 100% of the participant’s targeted bonus or 50% of base salary. Benefits generally vest on a stepped basis over a five-year period. Service back to March 1, 2003 is taken into account when determining vesting. The SERP is administered under the supervision and oversight of the Committee which is specifically charged with determining, among other things, those eligible employees to be granted an award in each plan year, and the amount of each award.

On March 28, 2007, the Committee approved the following awards to SERP participants:

Officer	2005 Award	2006 Award
William C. Whitmore, Jr.	$276,393	$278,976
William A. Torzolini	78,847	75,900
David I. Buckman	—	63,525
John D. Redden, Jr.	146,960	141,466
Richard L. Finley	112,710	108,496

Special Payment Plan

At the time of the Mafco acquisition, the Company made provision for ‘‘special payments’’ to certain senior executives, including certain Named Executive Officers, to encourage retention of the Company’s senior management team following the acquisition.

Pursuant to his employment agreement, as discussed further below, Mr. Whitmore is entitled to receive a special payment of approximately $4.3 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of (i) a public offering of the registrable securities of the Company and/or certain sales of the assets or equity of the Company, (ii) expiration of the term of his employment agreement or (iii) certain qualifying terminations of employment. In addition, pursuant to the Amended and Restated SpectaGuard Holding Corporation Special Payment Plan (the ‘‘Special Payment Plan’’), Messrs. Torzolini, Redden and Finley were paid a special payment together with a gross-up payment on February 19, 2006, in the following aggregate amounts:

William A. Torzolini	$110,493
John D. Redden, Jr.	$149,451
Richard L. Finley	$129,607

Discretionary Bonus Pool

In consideration of the Company’s ongoing objectives to maintain compensation programs that retain high-performing talent and that reward and motivate performance that supports the Company’s performance, at the end of 2006, the Company established a one-time discretionary bonus pool that provided for the payment of cash bonuses to salaried management personnel. From this bonus pool, a bonus of $70,500 was paid to Mr. Whitmore, a bonus of $40,000 was paid to Mr. Buckman, a bonus of $44,000 was paid to Mr. Torzolini, a bonus of $27,000 was paid to Mr. Redden, and a bonus of $28,000 was paid to Mr. Finley.

Other Benefits and Perquisites

The Company provides certain benefits and perquisites to senior executives intended to encourage retention and to remain competitive with those benefits and perquisites provided by peer companies to similarly situated executives. The Named Executive Officers participate in other employee benefit plans, such as medical and dental benefit plans, on the same terms as other salaried executives and managers of the Company. As described below, pursuant to his employment agreement, the Company purchases for Mr. Whitmore a 15-year term life insurance policy providing a death benefit in the amount of $5,000,000. Mr. Whitmore also receives a personal vehicle allowance.

Post-Termination Benefits

The Company’s compensation programs also afford certain benefits upon termination of employment under certain circumstances. These post-termination benefits reflect the Company’s objective of establishing and maintaining compensation programs that are competitive to those available to our executive officers in the labor marketplace. We believe these terms and conditions are typical of terms and conditions of like plans offered by competing employers. Pursuant to Mr. Whitmore’s employment agreement, in the event of his termination under certain circumstances, Mr. Whitmore is entitled to receive his base salary and his health and welfare and life insurance benefits for the remainder of his scheduled employment term, plus his target bonus for the year in which termination occurs. In addition, upon termination under certain circumstances, all Mr. Whitmore’s then unvested time vesting Class C units immediately vest as of the date of termination, and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year, provided that applicable performance criteria are met. In addition, in the event of termination due to disability, Mr. Whitmore will receive his base salary, less amounts received by Mr. Whitmore from a disability insurance provider, for a period of two years.

Also as more fully described below, the employment agreements of Messrs. Torzolini, Buckman, Redden and Finley provide that upon termination by the Company under certain circumstances, the affected executive will be entitled to receive his base salary and his health and welfare benefits for either the remainder of his scheduled employment term or twelve months (six months in Mr. Buckman’s case), whichever period is longer, and (ii) if such termination occurs more than six months into a fiscal year, the affected executive also is entitled to a pro rata portion of his annual incentive bonus, provided that applicable performance criteria are met.

Pursuant to the Class C unit award agreements of Messrs. Torzolini, Redden and Finley, upon the affected executive’s involuntary termination by the Company other than for cause, disability or death, or upon termination by the affected executive for ‘‘good reason’’, all the affected executive’s then unvested time vesting Class C units immediately vest as of the date of termination, and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year, provided that applicable performance criteria are met.

Pursuant to Mr. Buckman’s Class C unit award agreement, all Mr. Buckman’s then unvested time vesting Class C units will immediately vest and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year (provided that applicable performance criteria are met) in the event of termination of his employment due to an involuntary termination, a termination by Mr. Buckman for ‘‘good reason’’ or termination due to disability or death.

Also pursuant to their employment agreements, Messrs. Whitmore, Torzolini, Buckman, Redden and Finley are subject to post-employment non-competition and non-solicitation covenants.

Under the terms of the SERP, upon a participant’s termination due to death, the participant will become 100% vested in his account balance. In the event of termination of a participant for cause, the participant’s vested SERP account balance will be forfeited. The plan administrator can decide what portion of the benefit, if any, to forfeit if the participant violates his non-competition or non-solicitation restrictions.

Change in Control Arrangements

The Company’s compensation programs also afford certain benefits upon change in control events. These benefits reflect the Company’s objective of establishing and maintaining compensation programs that are competitive to those available to our executive officers in the labor marketplace. They also are intended to promote executive retention by providing to executives a measure of stability in the event of a change in control. We believe these terms and conditions are typical of terms and conditions of like plans offered by competing employers.

With regard to the equity award program, in the event of a sale of substantially all the assets of Allied Holdings or upon the occurrence of certain events resulting in a change in control of the Company, all then unvested but unforfeited Class C units immediately vest. Under the terms of the SERP, in the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, participants will become 100% vested in their account balances.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Howard Gittis, Todd J. Slotkin and William C. Whitmore, Jr. Mr. Whitmore is the Company’s Chairman and CEO.

Compensation Committee Report On Executive Compensation

The Committee is primarily responsible for reviewing, approving and overseeing the Company’s compensation plans and practices, and works with management and the independent consultant to establish the Company’s executive compensation philosophy and programs. The members of the Committee at the end of the 2006 fiscal year were Howard Gittis, Todd J. Slotkin and William C. Whitmore, Jr. The Committee has reviewed and discussed the CD&A with management and has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

Respectfully,

Members of the Compensation Committee

Howard Gittis

Todd J. Slotkin

William C. Whitmore, Jr.

Summary of Compensation

The following table sets forth certain information with respect to compensation for the year ended December 31, 2006, earned by or paid to our Named Executive Officers:

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary	Bonus	Non Equity Incentive Plan Compensation (1)	All Other Compensation (2)		Total Compensation
William C. Whitmore Chairman, President, Chief Executive Officer and Manager (PEO)	2006	$498,000	$70,500	—	$296,226	(3)	$864,726
David I. Buckman Executive Vice President and General Counsel	2006	$249,422	$40,000	—	$63,525		$352,947
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	2006	$296,357	$44,000	$110,493	$75,900		$526,750
John D. Redden, Jr. Division President	2006	$224,823	$27,000	$149,451	$141,466		$542,740
Richard L. Finley Senior Vice President of Sales and Marketing	2006	$224,823	$28,000	$129,607	$108,496		$490,926

(1)	Reflects amounts earned under the Special Payment Plan described above, under Compensation Elements — Special Payment Plan.

(2)	Reflects employer contributions made pursuant to the Supplemental Executive Retirement Plan described above under Compensation Elements — Supplemental Executive Retirement Plan.

(3)	Includes an annual car allowance of $8,400 and a $8,850 premium payment on a $5.0 million life insurance policy.

Benefits and Perquisites

The Named Executive Officers participate in other employee benefit plans, such as medical and dental benefit plans, on the same terms as other salaried executives and managers of the Company.

In 2006, the Company paid $8,850 to purchase for Mr. Whitmore a 15-year term life insurance policy providing a death benefit in the amount of $5,000,000, pursuant to his employment agreement. In addition, during 2006, Mr. Whitmore received an aggregate personal vehicle allowance equal to $8,400.

Employment Agreements and Related Matters

Employment Agreement with Mr. Whitmore

SpectaGuard Holding is party to an employment agreement with Mr. Whitmore, dated as of February 19, 2003, as amended and restated on August 2, 2004, with a term expiring on February 19, 2008. Pursuant to this agreement, Mr. Whitmore will serve as a member of the Board of Directors of SpectaGuard Holding and the Chief Executive Officer and President of SpectaGuard Holding. Mr. Whitmore’s base salary increases by eight percent per year. His 2006 annual base salary was $498,000. Mr. Whitmore also is eligible to receive a performance based bonus for each fiscal year during the term of his employment agreement, with a target bonus of 50% of his base salary if certain objectives are achieved. In the event of certain qualifying terminations of his employment, Mr. Whitmore is entitled to receive certain severance payments and continued benefits including payment of his base salary for the remainder of the term of his employment agreement, the target bonus for the year of his termination of employment and vesting of his time based Class C units and his performance based Class C units with respect to the year of termination only to the extent that applicable performance criteria are met. Mr. Whitmore is also entitled to receive a special payment of approximately $4.3 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of (i) a public offering of the registrable securities of Allied Holdings and/or certain sales of the assets of equity of Allied Holdings, (ii) expiration of the term of his employment agreement or (iii) certain qualifying terminations of employment. Following a termination of his employment, Mr. Whitmore also will be subject to a non-competition covenant relating to SpectaGuard Holding and Allied Holdings for a period that, in the case of a termination of employment for which Mr. Whitmore becomes eligible to receive severance, will be equal to the severance period. Otherwise, the non-competition covenant extends for the longer of the remainder of the originally scheduled term and two years from termination.

Additional Employment Agreements

In addition to the employment agreements with Mr. Whitmore described above, SpectaGuard Holding is party to individual employment agreements with certain other members of senior management (including Messrs. Buckman, Torzolini, Redden and Finley). Mr. Redden’s and Mr. Finley’s employment agreements have an original term of three years or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Mr. Torzolini’s employment agreement has an original term of two years or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Mr. Buckman’s employment agreement has an original term of one year or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Each employment agreement provides that the executive will be entitled to receive certain severance payments and continued benefits in the event of certain qualifying terminations of his employment, including payment of the executive’s base salary for the remainder of the term of his employment agreement (or twelve months, if longer — six months in the case of Mr. Buckman), a pro rata bonus, only to the extent that applicable performance criteria are met, for the year of his termination of employment (provided that the termination occurs at least six months into the fiscal year) and continued health and welfare benefits during the severance period.

    Special Payment Plan

SpectaGuard Holding maintains a Special Payment Plan for certain members of senior management (other than Mr. Whitmore), including Messrs. Torzolini, Redden and Finley, pursuant to which each individual was entitled to receive a special payment (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of (i) a public offering of the registrable securities of Allied Holdings and/or certain sales of assets or equity of Allied Holdings or (ii) February 19, 2006. An aggregate of approximately $0.56 million was paid to the members of senior management on February 19, 2006 pursuant to the Special Payment Plan (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate), including approximately $0.08 million paid to Messrs. Torzolini, Redden and Finley.

    Restricted Class C Unit Awards

On February 19, 2003, certain members of senior management, including Messrs. Berger, Whitmore, and Torzolini, were granted Class C units of SpectaGuard, subject to the vesting requirements described below. On August 2, 2004, in connection with the consummation of the Transactions, the members of SpectaGuard contributed their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and C units, as applicable, of Allied Holdings. In addition, the holders of Class C units of SpectaGuard, including Messrs. Whitmore and Torzolini executed Class C unit award agreements with Allied Holdings having identical terms and conditions as the award agreements governing the Class C units of SpectaGuard. The SpectaGuard award agreements were cancelled. The Class C units generally vest over a period of five years (or in the case of Mr. Buckman, six years), provided that the individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met. The Class C units may also vest upon certain sales of the equity or assets of Allied Holdings or upon certain qualifying terminations of employment.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the Named Executive Officers.

	Option Awards					Equity Awards
Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Units that Have Not Vested (1)	Market Value of Units that Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights that Have Not Vested
William C. Whitmore Chairman President, Chief Executive Officer and Manager (PEO)	—	—	—	—	—	8,000	—	—	—
David I. Buckman Executive Vice President and General Counsel	—	—	—	—	—	7,249	—	—	—
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	—	—	—	—	2,000	—	—	—
John D. Redden, Jr. Division President	—	—	—	—	—	1,500	—	—	—
Richard L. Finley Senior Vice President of Sales and Marketing	—	—	—	—	—	1,500	—	—	—

(1)	Number of Shares or Units of Stock that have not vested represent Class C units.

(2)	There is no market price for the Company’s Class C units.

Options Exercises And Units Vested For 2006

The following table sets forth certain information with respect to option exercises and unit vesting during the twelve months ended December 31, 2006 with respect to Named Executive Officers.

	Option Exercises and Units Vested for 2006
Principal Position	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
William C. Whitmore Chairman, President, Chief Executive Officer and Manager (PEO)	—	—	8,000	—
David I. Buckman Executive Vice President and General Counsel	—	—	1,916	—
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	—	2,000	—
John D. Redden, Jr. Division President	—	—	1,500	—
Richard L. Finley Senior Vice President of Sales and Marketing	—	—	1,500	—

Pension Benefits

The Company’s Named Executive Officers are not entitled to pension benefits.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to Nonqualified Deferred Compensation for the twelve months ended December 31, 2006.

Nonqualified Deferred Compensation for 2006 (1)

Principal Position	Executive Contributions in 2006	Company Contributions in 2006	Aggregate Earnings in 2006	Aggregate Withdrawals/ Distributions in 2006	Aggregate Withdrawals/Balance at December 31, 2006
William C. Whitmore Chairman, President, Chief Executive Officer and Manager (PEO)	—	$278,976	—	—	$278,976
David I. Buckman Executive Vice President and General Counsel	—	$63,525	—	—	$63,525
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	$75,900	—	—	$75,900
John D. Redden, Jr. Division President	—	$141,466	—	—	$141,466
Richard L. Finley Senior Vice President of Sales and Marketing	—	$108,496	—	—	$108,496

(1)	Reflects employer contributions made pursuant to the Supplemental Executive Retirement Plan described above under Compensation Elements — Supplemental Executive Retirement Plan.

Board of Managers Compensation

The following table summarizes the compensation paid to the non-employee Board of Managers for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd J. Slotkin	$—	—	—	—	$—
General Jack Keane	$54,000	—	—	—	$54,000
Michael J. Regan	$71,000	—	—	—	$71,000
John A. Fry	$55,000	—	—	—	$55,000
Ray Wirta	$55,000	—	—	—	$55,000

Post-Termination Benefits

Pursuant to Mr. Whitmore’s employment agreement, upon his involuntary termination other than for cause or disability or upon his termination for ‘‘good reason’’, Mr. Whitmore will be entitled to receive his base salary and his health and welfare and life insurance benefits from the time of termination through February 19, 2008, the scheduled expiration date of his agreement, plus his target bonus for the year in which termination occurs. Mr. Whitmore’s base salary currently is $45,349 per month and his target bonus is $272,098. Also upon his involuntary termination other than for cause or disability or upon his termination for ‘‘good reason,’’ all Mr. Whitmore’s then unvested time vesting Class C units immediately vest as of the date of termination, and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year, provided that applicable performance criteria are met. As of March 1, 2007, Mr. Whitmore had 4,000 unvested time vesting Class C units. All other unvested performance vesting Class C units will be forfeited as of the date of termination. In addition, in the event of termination due to disability, Mr. Whitmore will receive his base salary, less amounts he receives from a disability insurance provider, for a period of two years. In the event of termination for cause, death or disability, Mr. Whitmore will not be entitled to any post-termination severance payments or benefits and all then unvested Class C units will be forfeited as of the date of termination. Mr. Whitmore’s receipt of post-termination severance payments and benefits are subject to his compliance with the post-employment non-competition and non-solicitation covenants set forth in his employment agreement.

The employment agreements of Messrs. Torzolini, Redden and Finley provide that upon termination by the Company without cause or upon termination by the affected executive for ‘‘good reason’’, (i) the affected executive will be entitled to receive his base salary and his health and welfare benefits for either the remainder of his scheduled employment term (which may be a period of up to 26 months in the case of Mr. Torzolini, and 38 months for Messrs. Redden and Finley) or twelve months, whichever period is longer, and (ii) if such termination occurs more than six months into a fiscal year, the affected executive also is entitled to a pro rata portion of his annual incentive bonus, provided that applicable performance criteria are met. Mr. Buckman’s employment agreement contains substantially similar provisions for post-employment payments of base salary, pro rated bonus and benefits. However, upon his termination by the Company without cause or upon termination by Mr. Buckman for ‘‘good reason’’, Mr. Buckman will receive his base salary and health and welfare benefits for the longer of the remainder of his scheduled employment term (which may be a period of up to 14 months) or six months.

Pursuant to the Class C unit award agreements of Messrs. Torzolini, Redden and Finley, upon the affected executive’s involuntary termination by the Company other than for cause, disability or death, or upon termination by the affected executive for ‘‘good reason’’, all the affected executive’s then unvested time vesting Class C units immediately vest as of the date of termination, and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year, provided that applicable performance criteria are met. As of March 1, 2007, Messrs. Torzolini, Redden and Finley had 1,000, 750, and 750 unvested time vesting Class C units, respectively. All other unvested performance vesting Class C units will be forfeited as of the date of termination. In the event of termination for cause, death or disability, all then unvested Class C units are forfeited as of the date of termination.

Pursuant to Mr. Buckman’s Class C unit award agreement, all Mr. Buckman’s then unvested time vesting Class C units will vest immediately and his performance vesting Class C units scheduled to vest at the end of the year in which termination occurs will vest on December 31 of that year (provided that applicable performance criteria are met) in the event of termination of his employment due to an involuntary termination, a termination by Mr. Buckman for ‘‘good reason’’ or termination due to disability or death. As of March 1, 2007, Mr. Buckman had 3,625 unvested time vesting Class C units. All other unvested performance vesting Class C units will be forfeited as of the date of termination. Mr. Buckman’s unvested Class C units will be forfeited only upon his termination for cause.

Also pursuant to their employment agreements, Messrs Torzolini, Buckman, Redden and Finley are subject to post-employment non-competition and non-solicitation covenants.

Under the terms of the SERP in which all Named Executive Officers participate, in the event of termination of a participant for cause, or in the event the participant fails to comply with the non-competition and non-solicitation requirements of the SERP following termination for any other reason, the participant’s vested SERP account balance will be forfeited. Upon a participant’s termination due to death, the participant shall become 100% vested in his account balance.

Assuming a hypothetical termination of employment as of December 31, 2006, under circumstances in which post-termination benefits are due, the Named Executive Officers would receive the following:

	Severance (1)	Bonus (2)	Health Benefits (3)	Life Insurance (4)	Class C Units (5)	SERP Vesting (6)	Special Payment	Total Compensation
William C. Whitmore Chairman, President, Chief Executive Officer and Manager (PEO) (7)	$565,057	$70,500	$7,549	$9,735	4,000	$249,916	$5,912,817	$6,815,574
David I. Buckman Executive Vice President and General Counsel	$125,000	$40,000	$2,965	—	3,625	$9,529	—	$177,494
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	$647,183	$44,000	$2,021	—	1,000	$69,636	—	$762,840
John D. Redden, Jr. Division President	$717,566	$27,000	$12,822	—	750	$129,792	—	$887,180
Richard L. Finley Senior Vice President of Sales and Marketing	$717,566	$28,000	$5,543	—	750	$99,543	—	$850,652

(1)	Severance represents the aggregate of monthly base salary payable over 13.5, 6, 26, 38 and 38 months for Messrs. Whitmore, Buckman, Torzolini, Redden and Finley, respectively, in accordance with their respective employment agreements.

(2)	Bonus amounts represent bonus earned in 2006, paid in 2007.

(3)	Health Benefits represent medical and other health benefits to be received over 13.5, 6, 26, 38 and 38 months for Messrs. Whitmore, Buckman, Torzolini, Redden and Finley, respectively, in accordance with their respective employment agreements.

(4)	Life insurance represents the cost of the premium on Mr. Whitmore’s life insurance policy for a severance period of 13.5 months.

(5)	Amounts represent unvested time based Class C units which vest upon termination without cause. Executives are not entitled to a cash distribution in respect of their Class C units. There are substantial restrictions on the transferability of Class C units, and there is no market for Class C units. As such, there is no current basis on which to make a reasonable estimate of the value of the Class C units vested upon termination.

(6)	Amounts represent the vested portion of SERP account balances that would be paid upon termination without cause. In the case of termination resulting from death, SERP distributions would equal $555,369, $63,525, $154,747, $288,426 and $221,206 for Messrs. Whitmore, Buckman, Torzolini, Redden and Finley, respectively.

(7)	In the event Mr. Whitmore’s termination was due to disability, his severance payments would be reduced by the amount received under his disability insurance.

Change in Control Arrangements

In the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, all then unvested but unforfeited Class C units immediately vest. In addition, under the terms of the SERP, in the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, participants will become 100% vested in their account balances.

Assuming a hypothetical change in control event occurring as of December 31, 2006, the Named Executive Officers would receive the following:

	Class C Units (1)	Special Payment	SERP Vesting (2)	Total Compensation
William C. Whitmore Chairman, President, Chief Executive Officer and Manager (PEO)	36,000	$5,912,817	$555,369	$6,468,186
David I. Buckman Executive Vice President and General Counsel	9,583	—	$63,525	$63,525
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	9,000	—	$154,747	$154,747
John D. Redden, Jr. Division President	6,750	—	$288,426	$288,426
Richard L. Finley Senior Vice President of Sales and Marketing	6,750	—	$221,206	$221,206

(1)	There are substantial restrictions on transferability of Class C units, and there is no market for Class C units. The actual value that may be realized by an executive for Class C units in the case of a change of control event is anticipated to be the amount agreed to be paid by a ready, willing and able purchaser in an arms length transaction. As such, there is no current basis on which to make a reasonable estimate of the value of the Class C units in the event of a change in control event.

(2)	Amounts represent the total vested SERP account balance and the unvested SERP account balance for each Named Executive Officer which automatically vests upon a change in control event.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

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

The following table sets forth information with respect to the beneficial ownership of our Class A, Class B and Class C units as of December 31, 2006 by each of our Managers, each of our executive officers and all of our executive officers and Managers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percentage of Total Class A, Class B and Class C Units (1)
Ronald O. Perelman	752,954 (Class A units) (2)	71.1%
Albert J. Berger	2,033 (Class A units) 46,097 (Class B units) 16,666 (Class C units) (3)	6.1%
William C. Whitmore, Jr.	2,722 (Class A units) 27,894 (Class B units) 36,000 (Class C units) (3)	5.5%
David I. Buckman	9,583 (Class C units) (3)	*
William A. Torzolini	73 (Class A units) 524 (Class B units) 9,000 (Class C units) (3)	*
Howard Gittis	25,489 (Class A units)	2.4%
Floyd I. Clarke	—	—
Todd J. Slotkin	—	—
General Jack Keane	—	—
Michael J. Regan	—	—
John A. Fry	—	—
Ray Wirta	—	—
All Managers and Executive Officers as a Group (12 persons)	783,271 (Class A units) (4) 74,516 (Class B units) 61,666 (Class C units) (3)	85.9%

*	Indicates beneficial ownership of less than 1%.

(1)	As of December 31, 2006, there were 890,985, 77,627 and 129,807 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 90,225 had vested and 39,582 remained unvested. All Class A, Class B and Class C units are non-voting.

(2)	Mr. Perelman, through Mafco, the sole stockholder of SpectaGuard Holding, beneficially owns 752,954 Class A units. Of these Class A units, 739,175 Class A units are held by SpectaGuard Holding and 13,779 Class A units are held by SpectaGuard Holding Two Corporation, a Delaware corporation wholly-owned by SpectaGuard Holding. These Class A units are currently, and may from time to time be, pledged to secure obligations of Allied Holdings and/or Mafco. A default under these obligations could cause a foreclosure with respect to such pledged units.

(3)	The Class C units generally vest over a period of five years (or in the case of Mr. Berger, three years and in the case of Mr. Buckman, six years), provided that the individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met. As of December 31, 2006, 16,666, 28,000, 2,333 and 7,000 of the Class C units held by Messrs. Berger, Whitmore, Buckman and Torzolini, respectively, had vested.

(4)	Includes the 752,954 Class A units which are beneficially owned by Mr. Perelman through SpectaGuard Holding.

Item 13.	Certain Relationships and Related Transactions.

Ownership by Mafco

In connection with the acquisition of Allied by Mafco in February 2003, approximately $4.5 million of the aggregate purchase price was paid to Mr. Berger, representing aggregate consideration in exchange for certain pre-acquisition common and preferred interests of SpectaGuard held by Mr. Berger, less approximately $0.3 million that was used to repay in full amounts owed, pre-acquisition, by Mr. Berger to SpectaGuard under a note dated March 1, 2000. In connection with the payment of a portion of the aggregate purchase price to certain members of management in exchange for certain common and preferred interests of the pre-acquisition company held by such persons, approximately $2.3 million and $0.03 million was paid to Messrs. Whitmore and Torzolini, respectively.

In addition, in connection with the February 2003 acquisition of Allied by Mafco, members of senior management of SpectaGuard forfeited their vested options to purchase pre-acquisition interests in SpectaGuard in exchange for a future cash payment. As of December 31, 2005, SpectaGuard Holding was obligated to make these payments to these members of senior management (with respect to each member of senior management, a ‘‘Special Payment’’) in an aggregate amount of approximately $11.9 million (with gross-up payments to the extent that the special payments are taxed at a rate higher than the highest federal capital gains rate). Under the Management Agreement described below, cash amounts paid by SpectaGuard Holding with respect to these special payments are reimbursed by us to SpectaGuard Holding. On February 19, 2006, special payments aggregating approximately $0.56 million were paid to members of senior managment (other than Messrs. Berger and Whitmore) pursuant to the Special Payment Plan. For further discussion of the special payments, see ‘‘Item 11. Executive Compensation’’; ‘‘— Employment Agreement with Mr. Berger’’, ‘‘— Employment Agreement with Mr. Whitmore’’ and ‘‘— Special Payment Plan.’’

Additional Contributions

On April 29, 2003, in connection with the May 2, 2003 refinancing transactions additional Class A units of SpectaGuard were issued for cash contributions in an aggregate amount of $10.0 million, comprising approximately $4.5 million from SpectaGuard Holding and approximately $5.1 million from certain executives of Mafco who were members of SpectaGuard, $0.2 million from OCM Specta Holdings Inc. (‘‘OCM’’) and $0.2 million from certain members of senior management (including approximately $0.16 million from Mr. Whitmore).

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

Registration Rights

In the event that Allied Holdings’ Board of Managers determines to reorganize Allied Holdings into a corporation for purposes of commencing an initial public offering or for some other reason (such surviving corporation is referred to as the ‘‘Company Offeror’’) and the Company Offeror, subject to certain exceptions, proposes to register under the Securities Act an offering of any class of its equity securities or offer any capital securities for sale pursuant to an effective shelf registration statement, then each of our members will have the right, with respect to its Registrable Securities (as defined in our Operating Agreement) of the Company Offeror, to require the Company Offeror to use its reasonable best efforts as described in our Operating Agreement to cause the managing underwriters of the proposed underwritten offering to permit such Registrable Securities to be included in the proposed offering. Such registration rights are subject, among other things, to certain rights in favor of the Company Offeror to reduce, or eliminate entirely, the number of Registrable Securities registered in the offering in certain circumstances. The Company Offeror is responsible for expenses (other than underwriting discounts and transfer fees) in connection with the registration of the Registrable Securities as provided for in our Operating Agreement.

Special Payment of Mr. Berger

Pursuant to an employment agreement with Mr. Berger which terminated in February 2006 upon the conclusion of his service as Chairman, the Company made a special payment to Mr. Berger in the approximate amount of $7.0 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) the amount of $1.0 million of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

Indemnification

In the absence of fraud, willful misconduct, bad faith or gross negligence, (i) no covered person (including Allied Holdings’ Managers, members and officers) will be liable to Allied Holdings or any other person for acts or omissions relating to Allied Holdings, its business or our Operating Agreement and related documents and transactions, taken or omitted to be taken in good faith by such covered person in the reasonable belief that such act or omission was in or not opposed to the best interests of Allied Holdings and (ii) to the fullest extent permitted by law, Allied Holdings has agreed to indemnify and hold harmless each covered person from and against certain claims relating to Allied Holdings or its affairs. Expenses incurred by a covered person investigating or defending a claim shall be paid in advance by Allied Holdings upon receipt of an undertaking as provided for in our Operating Agreement.

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

Contract Security Services

During 2006, 2005 and 2004, the Company provided contract security officers services to certain companies in which Mafco has a significant ownership percentage in. The Company earned revenue from these companies for such services in the amounts of $2,550,000, $2,315,000 and $1,672,000 in 2006, 2005 and 2004, respectively. The Company had accounts receivable balances of $452,000 and $376,000 at December 31, 2006 and 2005, respectively.

Review, Approval and Ratification of Transactions with Related Persons

Customer service contracts entered into by the Company with related persons include commercially reasonable terms and conditions which are not significantly different than terms and conditions offered to customers of the Company that are not related persons. Terms and conditions of customer contracts entered into with related persons are subject to review and approval by the Company’s management on the same basis as are terms and conditions of contracts with unrelated persons.

Item 14.	Principal Accountant Fees and Services.

Ernst & Young LLP (‘‘EY’’), an independent registered public accounting firm, has audited the consolidated financial statements of the predecessor of Allied Holdings for more than the past five years. Allied Holdings’ Board of Managers, which is the equivalent of a Board of Directors, maintains an Audit Committee. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of EY in connection with the preparation and issuance of its audit report or performance of other audit, review or attest services. The Audit Committee is directly responsible for reviewing, in advance, and granting any appropriate pre-approval of (a) all auditing services to be provided to Allied Holdings by the independent auditor and (b) all non-audit services to be provided to Allied Holdings by the independent auditor (as permitted by the Exchange Act), and, in connection therewith, to approve all fees and other terms of engagement, as required by the applicable rules promulgated by the SEC under the Exchange Act and subject to the exemptions provided for in such rules. To carry out such pre-approval responsibilities, the Audit Committee adopted an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by EY for Allied Holdings.

The aggregate fees billed for professional services by EY in 2006 and 2005 for these various services were:

Types of Fees	2006	2005
Audit Fees	$829,000	$511,000
Audit Related Fees	43,000	78,000
Tax Fees	303,000	245,000
All Other Fees	—	—
Total Fees	$1,175,000	$834,000

In the above table, in accordance with SEC definitions and rules, ‘‘audit fees’’ are fees Allied Holdings paid EY for professional services rendered for the audit of Allied Holdings annual financial statements and review of quarterly financial statements, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; ‘‘audit-related fees’’ are fees billed by EY for assurance and related services that are traditionally performed by the auditor, including employee benefit plan audits, attest services not required by statute or regulation, and audits perfomed for acquired entities; ‘‘tax fees’’ are fees for tax compliance, tax advice and tax planning; and ‘‘all other fees’’ are fees billed by EY to Allied Holdings for any services not included in the first three categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.    Consolidated Financial Statements of Allied Security Holdings LLC

See index on Page F-1

2.          Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-29

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material or is included in the financial statements or notes thereto.

3.          List of Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 12, 2004, by and among SpectaGuard Acquisition LLC, BPS LLC, Barton Protective Services Incorporated and the Shareholders (as defined in the Agreement and Plan of Merger) (incorporated herein by reference to Exhibit 2.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 21, 2004 (incorporated herein by reference to Exhibit 2.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 27, 2004 (incorporated herein by reference to Exhibit 2.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of June 7, 2004 (incorporated herein by reference to Exhibit 2.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
3.1	Certificate of Formation of Allied Security Holdings LLC, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 3.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
3.2	Operating Agreement of Allied Security Holdings LLC, dated as of August 2, 2004 (incorporated herein by reference to Exhibit 3.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.1	Indenture, dated as of July 14, 2004, by and between Allied Security Escrow Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.2	Form of 11.375% Senior Subordinated Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.3	First Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)

Exhibit No.	Description of Exhibit
4.4	Second Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp., the Guarantors party thereto and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.5	Fifth Supplemental Indenture, dated as of July 7, 2006, by and among Allied Security Holdings LL, Allied Finance Corp., the Guaranteeing Subsidiaries party thereto and the Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Form 8-K filed on July 25, 2006.)
4.6	Assumption Agreement, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.6 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.1	Amended and Restated Credit Agreement, dated July 20, 2006 by and among Allied Security Holding LLC, Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC’s Form 8-K filed on July 25, 2006).
10.3	Guarantee and Collateral Agreement, dated as of August 2, 2004, by Allied Security Holdings LLC and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.4	Second Amended and Restated Management Agreement, dated as of August 2, 2004, by and between SpectaGuard Holding Corporation and SpectaGuard Acquisition LLC (incorporated herein by reference to Exhibit 10.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.5	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.6	First Amendment to Amended and Restated Employment Agreement, dated as of February 17, 2006, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC’s Form 8-K filed on February 22, 2006)
10.7	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.5 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.8	Form of SpectaGuard Holding Corporation Employment Agreement for Senior Management (incorporated herein by reference to Exhibit 10.6 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.9	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.7 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.10	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.8 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)

Exhibit No.	Description of Exhibit
10.11	Form of Allied Security Holdings LLC Amended and Restated Restricted Class C Unit Award Agreement for Senior Management (incorporated herein by reference to Exhibit 10.9 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.12	Amended and Restated SpectaGuard Holding Corporation Special Payment Plan (incorporated herein by reference to Exhibit 10.10 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.13	Supplemental Executive Retirement Plan (filed herewith)
21.1	Subsidiaries of Allied Security Holdings LLC (filed herewith)
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2007.

ALLIED SECURITY HOLDINGS LLC
By: /s/ William C. Whitmore, Jr.
William C. Whitmore, Jr Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	April 2, 2007

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

William A. Torzolini

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 2, 2007

Mitchell L. Weiss

/s/ Ronald O. Perelman	Manager	April 2, 2007

Ronald O. Perelman

/s/ Albert J. Berger	Manager	April 2, 2007

Albert J. Berger

/s/ Floyd I. Clarke	Manager	April 2, 2007

Floyd I. Clarke

/s/ Howard Gittis	Manager	April 2, 2007

Howard Gittis

/s/ Todd J. Slotkin	Manager	April 2, 2007

Todd J. Slotkin

/s/ General Jack Keane	Manager	April 2, 2007

General Jack Keane

/s/ Michael J. Regan	Manager	April 2, 2007

Michael J. Regan

/s/ John A. Fry	Manager	April 2, 2007

John A. Fry

/s/ Ray Wirta	Manager	April 2, 2007

Ray Wirta

(1)	Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our Consolidated Statements of Operations. The Company has determined that uniforms should be expensed at the time of receipt. In addition, the Company has determined the cost of uniforms should be included in cost of revenues in the Consolidated Statements of Operations. As a result, the Company has restated its financial statements and accompanying notes for the correction of these mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
of Allied Security Holdings LLC

We have audited the accompanying consolidated balance sheets of Allied Security Holdings LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Holdings LLC at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated to correct the accounting for uniforms.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 30, 2007

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2006	December 31, 2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$12,622	$10,710
Restricted cash	7,224	10,402
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $1,877 as of December 31, 2006 and December 31, 2005, respectively	180,776	135,461
Other	5,227	8,454
Total current assets	205,849	165,027
Property and equipment, net	8,490	5,407
Goodwill	384,665	357,396
Other intangible assets, net	82,961	78,366
Deferred financing fees, net	10,269	11,406
Marketable securities	494	—
Other assets	343	394
Total assets	$693,071	$617,996
Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$10,000	$5,668
Insurance premium financing	—	5,869
Current installments of obligations under capital leases	567	—
Accounts payable	7,021	8,423
Accrued expenses	21,214	19,025
Interest payable	9,975	9,433
Accrued claims reserves	32,107	26,125
Accrued payroll and related payroll taxes	55,132	41,600
Accrued termination costs	3,148	1,580
Advance payments	17,292	14,536
Due to affiliates, current	—	10,217
Total current liabilities	156,456	142,476
Senior term loan	262,500	187,582
Senior subordinated notes	178,435	178,187
Due to affiliates, net of current portion	5,332	4,865
Obligations under capital leases, excluding current installments	554	—
Other long-term liabilities	3,284	2,776
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	3,505	5,819
Class B units subject to put rights: 46,097 units authorized, issued and outstanding as of December 31, 2005	—	2,430
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 and 31,530 units issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	50	20
Class C, 300,000 units authorized, 129,807 and 124,074 units issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	66	56
Accumulated deficit	(48,751)	(37,788)
Accumulated other comprehensive income (loss)	22	(45)
Total members’ equity	83,005	93,861
Total liabilities and members’ equity	$693,071	$617,996

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Revenues	$1,261,816	$1,124,549	$873,401
Cost of revenues	1,094,877	969,815	745,883
	166,939	154,734	127,518
Branch and corporate overhead expenses	106,449	93,100	83,588
Depreciation and amortization	26,552	25,312	19,535
Loss on early extinguishment of debt	4,784	—	18,742
Operating income	29,154	36,322	5,653
Interest expense, net	44,525	40,341	31,385
Net loss	$(15,371)	$(4,019)	$(25,732)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Changes in Members’ Equity
For Years ended December 31, 2006, December 31, 2005 (Restated) and
December 31, 2004 (Restated)
(Dollars in thousands)

	Class A		Class B		Class C			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Loss
	Number of Units	Amount	Number of Units	Amount	Number of Units		Amount
					Vested	Unvested
Balance at January 1, 2004	854,889	$129,974	77,627	$50	26,166	91,334	$39	$393	$(1,421)	$—
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(25,732)	—	$(25,732)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	37	37
Total Comprehensive Loss											$(25,695)
Class C units granted	—	—	—	—	—	15,000	10	—	—	—
Class C units vested	—	—	—	—	29,466	(29,466)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(9,750)	(5)	—	—	—
Reclassification of Class A Units subject to put rights	13,779	1,644	—	—	—	—	—	—	—	—
Balance at December 31, 2004	868,668	$131,618	77,627	$50	55,632	67,118	$44	$393	$(27,153)	$37	$(25,695)
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(4,019)	—	$(4,019)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(82)	(82)
Total Comprehensive Loss											$(4,101)
Member tax distributions	—	—	—	—	—	—	—	—	(1,500)	—
Class C units granted	—	—	—	—	—	17,500	12	—	—	—
Class C unit vested	—	—	—	—	16,176	(16,176)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(16,176)	—	—	—	—
Reclassification of Class A Units subject to put rights	—	—	—	—	—	—	—	(393)	(2,716)	—
Reclassification of Class B Units subject to put rights	—	—	(46,097)	(30)	—	—	—	—	(2,400)	—
Balance at December 31, 2005	868,668	$131,618	31,530	$20	71,808	52,266	$56	$—	$(37,788)	$(45)	$(4,101)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Changes in Members’ Equity
For Years ended December 31, 2006, December 31, 2005 (Restated) and
December 31, 2004 (Restated)
(Dollars in thousands)

	Class A		Class B		Class C			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Loss
	Number of Units	Amount	Number of Units	Amount	Number of Units		Amount
					Vested	Unvested
Balance at December 31, 2005	868,668	$131,618	31,530	$20	71,808	52,266	$56	$—	$(37,788)	$(45)	$(4,101)
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(15,371)	—	$(15,371)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	15	15
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	28	28
Unrealized gains on pension assets	—	—	—	—	—	—	—	—	—	24	24
Total Comprehensive Loss											$(15,304)
Member tax distributions	—	—	—	—	—	—	—	—	(410)	—
Equity unit expense	—	—	—	—	—	—	—	104	—	—
Class C units granted	—	—	—	—	—	15,000	10	—	—	—
Class C units vested	—	—	—	—	18,417	(18,417)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(9,267)	—	—	—	—
Reclassification of Class A Units subject to put rights	—	—	—	—	—	—	—	(104)	2,418	—
Reclassification of Class B Units subject to put rights	—	—	46,097	30	—	—	—	—	2,400	—
Balance at December 31, 2006	868,668	$131,618	77,627	$50	90,225	39,582	$66	$—	$(48,751)	$22	$(15,304)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(15,371)	$(4,019)	$(25,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,552	25,312	19,535
Loss on early extinguishment of debt	4,784	—	18,742
Noncash interest expense	3,243	4,137	4,812
Equity unit compensation expense	104	—	—
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	(13,462)	(5,732)	(11,514)
Other current assets and liabilities, net	13,688	1,236	(5,793)
Accounts payable and accrued expenses	809	(2,565)	10,468
Advance payments	2,756	1,076	4,783
Non-compete payments	(450)	(400)	(400)
Other	(1)	44	—
Net cash provided by operating activities	22,652	19,089	14,901
Cash flows from investing activities
Consideration (paid) received for acquisitions of businesses, net of cash acquired	(73,860)	120	(191,707)
Purchases of property and equipment	(3,357)	(3,949)	(1,771)
Due to affiliate payments	(10,191)	—	—
Purchases of marketable securities	(466)	—	—
Proceeds from sale of assets	217	—	—
Net cash used in investing activities	(87,657)	(3,829)	(193,478)
Cash flows from financing activities
Repayment of senior term loans and related fees	(5,668)	(12,750)	(133,813)
Repayment of senior subordinated notes and related fees	—	—	(69,181)
Proceeds from issuance of senior term loans	84,918	—	217,500
Proceeds from issuance of senior subordinated notes	—	—	177,881
Contributed capital, net	—	5	5
Member tax distributions	(410)	(1,500)	—
Insurance financing (payments) / proceeds, net	(5,869)	(377)	2,943
Deferred financing fees	(5,880)	(854)	(13,889)
Capital lease payments	(189)	—	—
Net cash provided by (used in) financing activities	66,902	(15,476)	181,446
Effect of foreign currency rates on cash and cash equivalents	15	(82)	37
Net change in cash and cash equivalents	1,912	(298)	2,906
Cash and cash equivalents at beginning of period	10,710	11,008	8,102
Cash and cash equivalents at end of period	$12,622	$10,710	$11,008

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in thousands, except as otherwise stated)

1.    Organization and Basis of Presentation

Allied Security Holdings LLC (the ‘‘Company’’) provides premium contract security officer services to public and private sector customers throughout the United States.

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of the Company, was formed on February 19, 2003, as a result of the purchase transaction (‘‘Mafco Acquisition’’) by and among MacAndrews & Forbes Holdings Inc. (‘‘Mafco’’), and certain of its related parties, as well as management of SpectaGuard’s predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition (‘‘Predecessor Company’’).

On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated (‘‘Barton’’), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. The Company has no independent assets or operations, other than its ownership of all of the membership units of SpectaGuard and other subsidiaries.

On July 20, 2006, the Company completed the acquisition of Initial Security LLC (‘‘Initial’’) from Rentokil Initial plc and Initial Tropical Plants, Inc. See Note 4, ‘‘Acquisitions’’, for a description of this acquisition.

The consolidated financial statements of the Company as of December 31, 2006 include the accounts of the Company and its wholly-owned subsidiaries, which are (i) SpectaGuard Acquisition LLC, (ii) AlliedBarton Security Services LLC, (iii) AlliedBarton Security Services LP, (iv) Allied Security Finance Corp. and (v) AlliedBarton (NC) LLC. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the name of ‘‘AlliedBarton Security Services’’ and ‘‘AlliedBarton’’ nationally and as ‘‘Initial Security’’ at some locations as a result of the acquisition of Initial.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in the period in which services are provided to its customers. Advance payments represent amounts received from customers in advance of performing the related services and are recorded as a current liability.

Uniform Purchases

The Company expenses all uniform purchases at time of receipt to cost of revenues.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

Reclassifications

Certain amounts in the prior-year consolidated financial statements have been reclassified to conform to the current year presentation.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes balances on deposit with the Company’s insurance carrier to pay workers’ compensation claims as they become due.

Financial Instruments

The carrying value of short-term financial instruments, such as cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximates their fair value based on the short-term maturities of these instruments.

Accounts Receivable

The Company’s customers are located throughout the United States. The Company grants credit to its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes to be sufficient to cover potential credit losses and estimated billing adjustments. Management reviews the components of the Company’s accounts receivable balance on a monthly basis and performs an additional detailed review on a quarterly basis. This process includes an analysis of specific reserves based upon known credit and collection issues and potential reserve adjustments. Such amounts are charged off against the allowance for doubtful accounts when the Company concludes that the balances will not be recoverable.

Property and Equipment, net

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: leasehold improvements — up to 10 years; computer equipment — 1 to 5 years; office furniture, fixtures and equipment — 5 years; vehicles — up to 5 years.

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, ‘‘Goodwill and Other Intangible Assets’’, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Additionally, intangible assets, such as customer lists, with finite lives are amortized over their estimated useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further analysis is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being the implied fair value of goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied fair value of goodwill. The determination of the fair value of the Company’s reporting unit is based, among other things, on estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completes its annual impairment test as of October 1 of each calendar year.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

Customer lists are amortized using the straight-line method over six years. The Company performs periodic analyses and adjusts through accelerated amortization any impairment of customer lists. None of the currently held customer lists have required accelerated amortization adjustments to date. Covenants not-to-compete are amortized using the straight-line method over the period covered by the not-to-compete agreement, which is five years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset or group of assets will be written down to its fair value.

Marketable Securities — Available-for-Sale

The Company’s investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The Company’s securities are traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss. The Company reports realized gains and losses from investments in other income. All of the Company’s available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves

The Company maintains insurance coverage for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages, third party actuarial analysis and management’s judgment. Management reviews these estimates on a quarterly basis subject to currently available information and adjusts the reserves accordingly. In the opinion of management, the Company’s insurance reserves are sufficient to cover the ultimate costs of these claims.

Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’). The principal awards issued under the Company’s share-based compensation plans, are described in Note 16 and include Class C units. The Class C units generally vest over a period of five years provided that the individual remains employed by the Company or, provided that established performance goals are met. The related compensation costs are recognized evenly over the expected vesting period and were $104 for the year ended December 31, 2006. The total compensation costs related to nonvested Class C units to be recognized over the weighted average period of 60 months is $382. The compensation cost associated with such awards is measured at the grant date based on the excess of the calculated fair value of the award over the price paid by the employee, adjusted for estimated forfeitures. The estimate of units not likely to vest is based on our historical forfeiture rates. The grant-date fair value of share-based payments is determined based upon a market approach relying on the guidance by the American Institute of Certified Public Accountants in its practice aid, ‘‘Valuation of Privately-Held Company Equity Securities Issued as Compensation’’.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year ended December 31,
	2006	2005	2004
Reclassifications of Class A units subject to put rights to Class A units	$—	$—	$1,644
(Decrease) increase in redemption amount of Class B units subject to put rights	(2,430)	2,430	—
(Decrease) increase in redemption amount of Class A units subject to put rights	(2,314)	3,109	—
Mafco goodwill adjustments	(2,171)	(1,050)	(3,187)
PSB goodwill adjustments	—	—	(56)
Barton goodwill adjustments	(23)	(1,029)	—

Cash interest paid during the years ended December 31, 2006, 2005 and 2004 was $41,367, $36,846 and $17,241, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first quarter of 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial position.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

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

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’ (‘‘SFAS No. 158’’).  SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 15, ‘‘Retirement Plans,’’ for additional disclosures required by SFAS No. 158 and the effects of the Company’s adoption.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value of Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’).’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

3.    Restatement of Financial Statements

Prior to October 1, 2006, the Company capitalized all uniform purchases and amortized these costs over a 36-month period beginning in the month following acquisition. The related amortization was classified as depreciation and amortization and was excluded from cost of revenues in our consolidated statements of operations. The Company has determined that uniforms should be expensed at the time of receipt. In addition, the Company has determined the cost of uniforms should be included in cost of revenues in the consolidated statements of operations. As a result, the Company has restated its financial statements and accompanying notes for the correction of these mistakes in the application of U.S. generally accepted accounting principles for the years ended December 31, 2005 and 2004. The correction of these mistakes in the application of U.S. generally accepted accounting principles had no impact on the Company’s cash position, cash outflows, or financial covenants under the Company’s Credit Facility (as defined in Note 11).

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The correction of these mistakes in the application of U.S. generally accepted accounting principles resulted in a decrease in members’ equity of $1,170 at January 1, 2004, and an increase in the net losses for the years ended December 31, 2005 and 2004 of $2,265 and $2,342, respectively. The following table presents the impact of the restatement on the significant captions within the 2005 and 2004 consolidated financial statements as well as the first three quarters of fiscal 2006 and 2005.

	Year Ended December 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Total current assets	$165,027	$165,027
Total assets	$623,773	$617,996
Total property and equipment, net	$23,013	$5,407
Total goodwill	$345,567	$357,396
Total current liabilities	$143,628	$143,628
Total liabilities	$524,135	$524,135
Accumulated deficit	$(32,011)	$(37,788)
Consolidated Statement of Operations Data:
Revenues	$1,124,549	$1,124,549	$873,401	$873,401
Cost of revenues	957,497	969,815	736,775	745,883
	167,052	154,734	136,626	127,518
Branch and corporate overhead expenses	93,100	93,100	83,588	83,588
Depreciation and amortization	35,365	25,312	26,301	19,535
Loss on early extinguishment of debt	—	—	18,742	18,742
Operating income	38,587	36,322	7,995	5,653
Interest expense, net	40,341	40,341	31,385	31,385
Net loss	$(1,754)	$(4,019)	$(23,390)	$(25,732)

	Quarter Ended March 31, 2006		Quarter Ended June 30, 2006		Quarter Ended September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Total current assets	$154,292	$154,292	$142,550	$142,550	$186,262	$186,262
Total assets	$605,857	$599,731	$588,488	$582,405	$685,016	$678,978
Total property and equipment, net	$23,396	$5,441	$23,225	5,313	$27,537	$9,670
Total goodwill	$343,917	$355,746	$343,917	$355,746	$367,662	$379,491
Total current liabilities	$137,168	$137,168	$128,606	$128,606	$135,046	$135,046
Total liabilities	$511,702	$511,702	$492,540	$492,540	$591,092	$591,092
Accumulated deficit	$(37,501)	$(43,627)	$(35,743)	$(41,826)	$(37,786)	$(43,824)
Consolidated Statement of Operations Data:
Revenues	$284,459	$284,459	$282,250	$282,250	$332,729	$332,729
Cost of revenues	245,400	248,455	241,850	244,653	281,488	284,536
	39,059	36,004	40,400	37,597	51,241	48,193
Branch and corporate overhead expenses	24,326	24,326	22,054	22,054	27,379	27,379
Depreciation and amortization	8,711	6,005	8,799	5,953	10,257	7,164
Loss on early extinguishment of debt	—	—	—	—	4,784	4,784
Operating income	6,022	5,673	9,547	9,590	8,821	8,866
Interest expense, net	10,315	10,315	10,348	10,348	11,901	11,901
Net loss	$(4,293)	$(4,642)	$(801)	$(758)	$(3,080)	$(3,035)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

	Quarter Ended March 31, 2005		Quarter Ended June 30, 2005		Quarter Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Total current assets	$161,228	$161,228	$158,122	$158,122	$155,837	$155,837
Total assets	$635,531	$632,103	$628,678	$624,850	$620,729	$616,646
Total current liabilities	$152,502	$152,502	$143,649	$143,649	$135,845	$135,845
Total liabilities	$532,037	$532,037	$526,012	$526,012	$518,956	$518,956
Accumulated deficit	$(28,631)	$(32,059)	$(29,428)	$(33,256)	$(29,918)	$(34,001)
Consolidated Statement of Operations Data:
Revenues	$274,183	$274,183	$276,412	$276,412	$281,480	$281,480
Cost of revenues	237,066	239,262	235,109	237,930	237,403	240,225
	37,117	34,921	41,303	38,482	44,077	41,255
Branch and corporate overhead expenses	23,918	23,918	23,794	23,794	24,340	24,340
Depreciation and amortization	8,344	6,063	8,436	6,015	8,619	6,052
Loss on early extinguishment of debt	—	—	—	—	—	—
Operating income	4,855	4,940	9,073	8,673	11,118	10,863
Interest expense, net	9,845	9,845	9,870	9,870	10,098	10,098
Net (loss) income	$(4,990)	$(4,905)	$(797)	$(1,197)	$1,020	$765

4.    Initial Acquisition

On July 20, 2006, the Company acquired all of the outstanding membership interests of Initial (the ‘‘Initial Acquisition’’). Initial provides manned guarding, mobile patrol and related services in the United States. The Company preliminarily allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of the Initial Acquisition. The cost of the Initial Acquisition was approximately $73,860, net of $5,271 of cash acquired, and is preliminarily allocated as follows:

Current assets, net of cash acquired of $5,271	$32,601
Property and equipment	3,089
Goodwill	29,463
Customer list	28,000
Current liabilities	(18,549)
Obligations under capital lease, excluding current installments of $566	(744)
$73,860

This purchase price for the Initial Acquisition was funded through borrowings under the New Credit Agreement (as defined in Note 11).

See Note 10 for a description of accrued termination costs recorded as part of the purchase accounting related to the Initial Acquisition.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The consolidated results of operations for the year ended December 31, 2006 include 164 days of operations of Initial subsequent to the acquisition date. Unaudited pro forma consolidated results of operations of the Company are as follows assuming the Initial Acquisition occurred at the beginning of the periods presented:

	Year ended December 31,
	2006	2005
Revenues	$1,397,278	$1,350,770
Operating income	29,820	42,296
Net loss	(15,623)	(4,696)

5.    Accounts Receivable, net

Accounts receivable, net consist of the following:

	December 31, 2006	December 31, 2005
Billed receivables	$159,715	$117,775
Unbilled receivables	22,821	19,563
	182,536	137,338
Less: Allowance for doubtful accounts	(1,760)	(1,877)
Accounts receivable, net	$180,776	$135,461

Unbilled receivables represent work performed for which the invoice has not been sent to the customer by the end of the respective period. Substantially all unbilled receivables are invoiced in the month following the month in which the service was performed.

6.    Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2006	December 31, 2005
Leasehold improvements	$1,556	$1,162
Computer equipment	8,847	5,941
Vehicles	1,424	—
Office furniture, fixtures, and equipment	3,622	2,349
	15,449	9,452
Less accumulated depreciation	(6,959)	(4,045)
Property and equipment, net	$8,490	$5,407

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $3,147, $3,995, and $2,275, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

7.    Goodwill and Other Intangible Assets, net

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment as of October 1 of fiscal 2006 and concluded that there is no impairment of goodwill.

The change in carrying amount of goodwill for the years ended December 31, 2006 and 2005, respectively is as follows:

Balance as of January 1, 2005 (Restated)	$359,595
Mafco Acquisition adjustments	(1,050)
Barton Acquisition adjustments	(1,149)
Balance as of December 31, 2005	357,396
Mafco Acquisition adjustments	(2,171)
Barton Acquisition adjustments	(23)
Initial Acquisition (see Note 4)	29,463
Balance as of December 31, 2006	$384,665

Mafco Acquisition adjustments recorded to goodwill relate to pre-acquisition tax contingencies which existed at the date of the Mafco Acquisition. These contingent tax liabilities relate to predecessor companies Effective Holdings Inc. and subsidiaries and AS Acquisition Inc. and subsidiaries, which were taxed under Subchapter C of the Internal Revenue Code. These predecessor companies had tax reserves relating to uncertainties about tax returns for periods prior to the Mafco Acquisition. Each year following the Mafco Acquisition, the Company reviewed such tax reserves and recorded adjustments to goodwill as deemed necessary. The primary triggering event resulting in the change of estimate of the reserve was the expiration of the statute of limitations on the successor entity’s tax years.

Barton Acquisition adjustments to goodwill relate to severance and lease liability adjustments (see Note 10).

Gross carrying amounts and accumulated amortization for intangible assets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$153,865	$(71,584)	$82,281	$125,865	$(48,519)	$77,346
Covenants not-to-compete	1,700	(1,020)	680	1,700	(680)	1,020
Total	$155,565	$(72,604)	$82,961	$127,565	$(49,199)	$78,366

The value of the customer lists acquired is being amortized over six years using the straight-line method. Covenants not-to-compete are being amortized over five years using the straight-line method.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $23,405, $21,317 and $17,260, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2007	$25,984
2008	25,984
2009	15,021
2010	8,725
2011	4,667
Thereafter	2,580
$82,961

8.    Deferred Financing Fees, net

Deferred financing fees, net are being amortized to interest expense using the effective interest method over the term of the respective financing agreements in relation to the Notes, the New and Prior Senior Term Loans and the New and Prior Revolver which mature between June 2010 and July 2011 (see Note 11).

Amortization of deferred financing fees for the years ended December 31, 2006, 2005 and 2004 was approximately $2,232, $2,345 and $2,043, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for each of the next five fiscal years is as follows:

2007	$2,201
2008	2,329
2009	2,475
2010	2,213
2011	1,051
$10,269

9.    Marketable Securities

The unrealized gain on available-for-sale securities as of December 31, 2006 was approximately $28 and has been reported in the Company’s balance sheet as a component of accumulated other comprehensive income. There were no available-for-sale securities as of December 31, 2005. The cost, gross unrealized gains and estimated fair value related to the Company’s available-for-sale securities are as follows:

December 31, 2006
Cost	$466
Gross unrealized gains	28
Estimated fair value	$494

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

10.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of Professional Security Bureau LLC (‘‘PSB’’), (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and exit duplicative PSB office facilities. The PSB Plan included severance-related benefits for approximately 120 PSB employees. The PSB Plan also included lease termination costs in order to exit 14 PSB office facilities. The Company recorded net reserves of $1,154 related to the PSB Plan as a part of the purchase price allocation. The PSB Plan was complete as of December 31, 2004, other than the payment of the remaining liability which totaled $112 at December 31, 2006. As of December 31, 2006, $1,042 of payments have been made related to the PSB Plan.

On August 2, 2004, the Company acquired all of the oustanding common shares of Barton (the ‘‘Barton Acquisition’’). As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and exit duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to exit 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135 related to the Barton Plan as part of the purchase price allocation. In 2006 and 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding aggregate liability by $23 and $2,437, respectively, recording the adjustments to goodwill. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $687 as of December 31, 2006. As of December 31, 2006, approximately $2,988 of payments have been made related to the Barton Plan.

As a result of the Initial Acquisition (see Note 4), the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and exit duplicative Initial office facilities. The Initial Plan preliminarily provides for severance-related benefits for approximately 85 Initial employees. The Initial Plan also includes lease termination costs in order to exit 15 Initial office facilities. The Company recorded a total reserve of approximately $2,475 related to the Initial Plan as part of the purchase price allocation as disclosed in Note 4. As of December 31, 2006, $126 of payments have been made related to the Initial Plan with a liability for remaining payments of $2,349.

The following table shows the activity for the years ended December 31, 2006 and 2005, for the accrued termination costs for the above acquisitions:

	Lease	Severance	Total
Balance as of January 1, 2005	$4,103	$2,007	$6,110
Payments	(1,523)	(570)	(2,093)
Adjustments	(1,270)	(1,167)	(2,437)
Balance as of December 31, 2005	1,310	270	1,580
Additions	1,622	853	2,475
Payments	(537)	(347)	(884)
Adjustments	—	(23)	(23)
Balance as of December 31, 2006	$2,395	$753	$3,148

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

11.    Debt

The Company’s debt is summarized as follows:

	December 31, 2006	December 31, 2005
Senior Term Loan, variable rate interest (effective rate 8.37% and 8.28% at December 31, 2006 and 2005, respectively), due June 30, 2010	$272,500	$193,250
11.375% Senior Subordinated Notes, due July 15, 2011	178,435	178,187
4.99% fixed rate insurance premium financing, due through May 1, 2006	—	5,869
Capital leases at a rate of 6.16% as of December 31, 2006, due through March 31, 2010	1,121	—
	452,056	377,306
Less current maturities	(10,567)	(11,537)
	$441,489	$365,769

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. Additionally, on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Prior Credit Agreement on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Prior Credit Agreement initially provided for (i) a $210.0 million six-year term loan facility (the ‘‘Prior Senior Term Loan’’) and (ii) a $50.0 million five year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans. The fair value of the Notes was above its carrying value by approximately $5.4 million at December 31, 2006.

On June 16, 2006, the Company initiated a solicitation (the ‘‘Consent Solicitation’’) from the holders of the Notes of consents to certain amendments to the Indenture governing the Notes. Upon expiration of the solicitation of consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, as trustee. The Fifth Supplemental Indenture became effective on July 20, 2006 upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (i) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (ii) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including fees and expenses related to the Consent Solicitation including the related consent fee.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

On July 20, 2006, the Company entered into an amended and restated credit agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. The fair value of the New Senior Term Loan approximates its carrying value at December 31, 2006.

The indebtedness under the New Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company’s obligations under the New Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and the Guarantors’ assets, other than leased real property. Borrowings under the New Credit Agreement bear interest, at the Company’s option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further specified in the New Credit Agreement, a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to consolidated EBITDA as of the last day of each calendar quarter.

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

The New Revolver availability with a lending capacity of $50.0 million, is reduced by outstanding letters of credit, which totaled $29.3 million as of December 31, 2006. As of December 31, 2006, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The Company recorded a loss on early extinguishment of debt of $4.8 million related to entering into the New Credit Agreement. The $4.8 million includes a $1.9 million write-off in Prior Senior Term Loan deferred financing fees, $2.5 million in financing fees paid to the lenders in conjunction with the New Credit Agreement and $0.4 million in new Senior Subordinated Note financing fees incurred as a result of the Consent Solicitation.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 15, 2005, the Company entered into a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of December 31, 2005, the balance outstanding, including accrued interest, was $5.9 million. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full and the Company did not enter into a financing agreement for the current business insurance policy year.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 40 months totaling $1.1 million. See Note 18 for further discussion on leases.

Debt maturities for the subsequent five years are as follows:

2007	$10,567
2008	10,404
2009	10,146
2010	242,504
2011	178,435
Total	$452,056

12.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has reserved for certain of these claims based upon insurance coverages and management’s judgment (in some cases after receipt of the advice of counsel). In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

13.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	December 31,
	2006	2005	2004
Accumulated translation adjustment	$(30)	$(45)	$37
Unrealized gains on marketable securities	28	—	—
Unrealized gains on pension assets	24	—	—
Total accumulated other comprehensive income (loss)	$22	$(45)	$37

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

14.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004 (the ‘‘Operating Agreement’’). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liability arising in connection with their respective ownership interest in the Company. These distributions were $410 and $1,500 in 2006 and 2005, respectively. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial statement purposes.

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

15.    Retirement Plans

a)    Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. Employees can contribute 1% to 75% of compensation, up to the maximum allowed by law. The amount is set annually by the the Internal Revenue Service. The Company matches a percentage of the employees’ contributions ranging from 10% to 75% depending on the number of years of credited service. Employees must be actively employed on the last day of the year to receive matching contributions. Employees are always 100% vested in their contributions and rollover contributions, plus any earnings they generate. The Company’s matching contributions and earnings will become 100% vested after three years of service. Expenses related to this plan amounted to $735, $603, and $124 for the years ended December 31, 2006, 2005 and 2004, respectively.

b)    Defined Benefit Plan

As a result of the Initial Acquisition (see Note 4), the Company is required to contribute to a defined benefit plan covering a limited number of current and former employees who are members of a guard union located in New York City. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.

As discussed in Note 2, the Company adopted SFAS No. 158, effective December 31 2006. SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income (loss) in the year in which the changes occur.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The following tables summarize the Consolidated Balance Sheet impact, including the projected benefit obligations, plan assets and funded status associated with the pension plan as of December 31, 2006 and for the period subsequent to the Initial Acquisition.

Accumulated Benefit Obligation, December 31, 2006	$1,151
Change in Projected Benefit Obligation:
Projected benefit obligation at July 20, 2006	$1,121
Interest cost	27
Actuarial loss	19
Benefits paid	(16)
Projected benefit obligation at December 31, 2006	$1,151
Change in Plan Assets:
Balance at July 20, 2006	$1,069
Actual return on plan assets	79
Company contributions	34
Benefits paid	(16)
Balance at December 31, 2006	$1,166
Funded Status	$15
Amounts Recognized in Consolidated Balance Sheet as of December 31, 2006:
Noncurrent assets	$15
Current liabilities	—
Noncurrent liabilities	—
Net asset at end of year	$15
Amounts recognized in Accumulated Other Comprehensive Income (loss) as of December 31, 2006:
Actuarial gain, net	$(24)
Prior service cost	—
Transition asset	—
Unrealized gain on pension plan assets	$(24)
Net periodic pension income includes the following components:
Year ended December 31, 2006
Components of Net Periodic Pension Income:
Interest cost	$27
Expected return on assets	(36)
Net periodic pension income	$(9)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The estimated net actuarial gain for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during the 2007 fiscal year is $0.

The actuarial present value of accumulated plan benefits is determined by an independent actuary and is that amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment between the valuation date and the expected date of payment. The measurement date used to determine fair values is December 31 of each year.

Weighted-average assumptions used to determine the benefit obligation and the net periodic pension income for the period ended December 31, 2006 were as follows:

Discount rate	5.5%
Expected long-term rate of return on plan assets	7.5%
Rate of compensation increase	0.0%
Mortality basis	RP2000 Combined Healthy

The Company’s overall expected long-term rate of return on assets is 7.5%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments. The Company’s defined benefit pension plan is currently frozen, therefore the rate of compensation increase is determined to be zero.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets was as follows at December 31, 2006:

December 31, 2006
Asset category:
Common stocks	69.2%
Cash and cash equivalents	26.2%
Other	4.6%
Total	100.0%

The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company’s investment policy and strategies for the pension benefit plan use target allocations for the individual asset categories. The Company’s risk management policies permit investments in equity and fixed income securities with none representing over 5% of total assets. The Company addresses diversification by the purchase of no more than 70% equity securities and no less than 30% non-equity securities. These securities are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Company made contributions of $34 to the defined pension plan for the year ended December 31, 2006. The Company expects to make contributions of $54 to the defined pension plan for the year ended December 31, 2007.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

Pension benefit payments for the next ten years, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

Year Ending December 31,
2007	$67
2008	$66
2009	$68
2010	$73
2011	$72
2012 – 2016	$374

c)    Supplemental Executive Retirement Plan

In 2005, the Company adopted, effective as of January 1, 2005, a Supplemental Executive Retirement Plan (‘‘SERP’’), intended to attract and retain senior executives of the Company by providing, subject to vesting and other requirements, a meaningful benefit following their retirement. Subject to the approval of the Compensation Committee in the exercise of its discretion, the Company credits participant’s notional accounts under the plan each year, such amounts which, when increased for a notional earnings adjustment, will provide a participant with a lump sum benefit at retirement (defined as the later of age 63 or 20 years of service) sufficient to provide a stream of income that replaces 40% of the average annual income of the participant over the final five years of employment. Average annual income is defined as base salary plus the lesser of 100% of the participant’s targeted bonus or 50% of base salary. Benefits generally vest on a stepped basis over a five-year period. Service back to March 1, 2003 is taken into account when determining vesting. The SERP is administered under the supervision and oversight of the Compensation Committee, which is specifically charged with determining, among other things, those eligible employees to be granted an award in each plan year, and the amount of each award. The Company’s expense related to this plan was $725 and $673 for the years ended December 31, 2006 and 2005, respectively.

d)    Supplemental Income Plan

The Company sponsors a Supplemental Income Plan (‘‘SIP’’) for certain eligible employees. The plan is a non-qualified benefit plan that is meant to provide additional compensation to employees who are not eligible to participate in the Company’s qualified 401(k) plan and are not covered by the Company SERP. The Company makes contributions into the plan on an annual basis. Employee vesting occurs over six years of service beginning after completion of two years with the Company. All contributions funded into the plan are Company assets until an employee is no longer employed by the Company and then the employee’s respective vested balance will be paid out. The Company’s expense related to this plan was $517 and $478 for the years ended December 31, 2006 and 2005, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

16.    Units Subject to Put Rights and Members’ Equity

The capital structure of the Company consists of three classes of units which are designated as Class A units, Class B units, and Class C units. The Company is authorized to issue up to 10,000,000 units. The units do not have any voting approval or consent rights. Class A and Class B units represent vested ownership interests in the Company. Class C units generally vest 50% based on passage of time and 50% based on achievement of defined performance targets over periods ranging from three to six years.

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

Upon formation of the Company on February 19, 2003, initial capital contributed was approximately $116,915. This consisted of $112,983 (739,733 Class A units) from Mafco and its affiliates, $2,307 (19,584 Class A units subject to put rights) from OCM Specta Holdings Inc. (‘‘OCM’’), $1,538 (13,056 Class A units subject to put rights) from Blackstone SG Mezzanine Corp. (‘‘BSGM’’), and $50 (77,627 Class B units of which 46,097 are subject to put rights) from members of the Company’s senior management. The Class A and Class B units subject to put rights for both OCM, and Mr. Albert Berger are classified as temporary equity, outside of members’ equity. Members of senior management also contributed $37 for 110,000 unvested Class C units.

On May 2, 2003, 67,778 Class A units were issued for $10,000 to reduce the principal amount outstanding under the Prior Term Loan (see Note 11). Of these units, 1,562 units were subject to put rights and had a fair value of $230.

On December 19, 2003, 50,834 Class A units were issued for $7,500 related to the PSB Acquisition. Of these units, 1,894 units were subject to put rights and had a fair value of $279.

On August 2, 2004, a direct subsidiary of Mafco acquired all of the shares of BSGM. As a result, the put rights associated with the 13,779 Class A units were canceled. The Class A units formerly held by BSGM are now held by Mafco’s indirect subsidiary, SpectaGuard Holding Two Corporation.

The Operating Agreement includes put rights issued to OCM that give that member the option to cause the Company to purchase all of the 22,317 Class A units subject to put rights held by the member at specified periods of time, the earliest of which is 2007, at an estimated fair value at the time the put right is exercised. In 2006 the Company recorded the estimated decrease in redemption amount of such Class A units subject to put rights of $2,314 as an increase of members’ equity. The Company recorded an estimated increase in the redemption amount of such Class A units subject to put rights of $3,109 as a reduction of members’ equity in 2005.

Pursuant to the Operating Agreement, Mr. Albert Berger, the Company’s former Chairman of the Board and a present member of its Board of Managers, had the right to cause the Company to purchase all, but not less than all, of his outstanding Class B units during a 90-day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at approximately $2,995 expired on May 19, 2006. As of December 31, 2005, the Company recorded the estimated increase in the redemption amount of such Class B units subject to put rights of $2,430 as a reduction of members’ equity. The put rights expired in 2006 and the Company reclassified the carrying amount of such Class B units formerly subject to put rights as an increase of members’ equity. There were no new Class B units issued in 2006 or 2005.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

The following table summarizes Class C unit activity:

Class C units outstanding at January 1, 2004	117,500
Issuances	15,000
Cancellations/repurchases	(9,750)
Class C units outstanding at December 31, 2004	122,750
Issuances	17,500
Cancellations/repurchases	(16,176)
Class C units outstanding at December 31, 2005	124,074
Issuances	15,000
Cancellations/repurchases	(9,267)
Class C units outstanding at December 31, 2006	129,807

The number of Class C units vested as of December 31, 2006 and 2005 was 90,225 and 71,808, respectively.

17.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. In 2006, the Company paid $10,191 to senior management relating to this balance. As of December 31, 2006 the Company has $5,332 acrued related to this remaining liability. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

Mr. Berger’s employment agreement was amended on February 17, 2006. The amendment modified the payment terms applicable to a special payment payable to Mr. Berger in the approximate amount of $7,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) payable to Mr. Berger on February 19, 2006. Specifically, the amendment modified the timing of the payment such that $1,000 of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment was taxed at a rate higher than the highest federal capital gains rate).

During 2006, 2005 and 2004, the Company provided contract security officers services to certain companies in which Mafco has a significant ownership percentage in. The Company earned revenue from these companies for such services in the amounts of $2,550, $2,315 and $1,672 in 2006, 2005 and 2004, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $452 and $376 at December 31, 2006 and 2005, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(Dollars in thousands, except as otherwise stated)

18.    Leases

Operating Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $8,630, $8,388 and $5,872, respectively.

Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

2007	$9,059
2008	6,774
2009	4,645
2010	3,018
2011	1,618
Thereafter	819
Total	$25,933

Capital Leases

As a result of the Initial acquisition, the Company is obligated under capital leases for certain vehicles that expire at various dates during the next four years. At December 31, 2006, the gross amount of vehicles and related accumulated amortization recorded under capital leases were as follows:

December 31, 2006
Vehicles	$1,421
Less accumulated amortization	(170)
Vehicles, net	$1,251

Future minimum rental payments required under those capital leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

2007	$567
2008	404
2009	146
2010	4
Total	$1,121

ALLIED SECURITY HOLDINGS LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,877	$478	$(595)	$1,760
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,393	$806	$(322)	$1,877
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,283	$648	$(538)	$1,393