Form 10-Q
period 2007-06-30
Allied Security Holdings LLC
filed 2007-08-14
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes               No

As of June 30, 2007, there were 1,090,253 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,853	$12,622
Restricted cash	6,438	7,224
Accounts receivable, net of allowance for doubtful accounts of $1,894 and $1,760 as of June 30, 2007 and December 31, 2006, respectively	176,810	180,776
Other	4,887	5,227
Total current assets	212,988	205,849
Property and equipment, net	8,071	8,490
Goodwill	386,997	384,665
Other intangible assets, net	70,735	82,961
Deferred financing fees, net	9,184	10,269
Marketable securities	1,039	494
Other assets	363	343
Total assets	$689,377	$693,071
Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Current installments of obligations under capital leases	500	567
Accounts payable	8,213	7,021
Accrued expenses	18,000	21,214
Interest payable	9,742	9,975
Accrued claims reserves	35,465	32,107
Accrued payroll and related payroll taxes	59,554	55,132
Accrued termination costs	2,214	3,148
Advance payments	19,477	17,292
Due to affiliate, current	5,588	—
Total current liabilities	168,753	156,456
Senior term loan	257,500	262,500
Senior subordinated notes	178,570	178,435
Due to affiliate, net of current portion	—	5,332
Obligations under capital leases, excluding current installments	381	554
Other long-term liabilities	3,608	3,284
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	4,545	3,505
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 121,641 and 129,807 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	66	66
Accumulated deficit	(55,807)	(48,751)
Accumulated other comprehensive income	93	22
Total members’ equity	76,020	83,005
Total liabilities and members’ equity	$689,377	$693,071

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$358,627	$282,250	$721,255	$566,709
Cost of revenues	310,756	244,653	627,376	493,108
	47,871	37,597	93,879	73,601
Branch and corporate overhead expenses	29,848	22,054	61,200	46,380
Depreciation and amortization	7,468	5,953	15,071	11,958
Operating income	10,555	9,590	17,608	15,263
Interest expense, net	11,741	10,348	23,629	20,663
Net loss	$(1,186)	$(758)	$(6,021)	$(5,400)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(6,021)	$(5,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,071	11,958
Noncash interest expense	1,544	1,730
Equity unit compensation expense	5	—
Changes in assets and liabilities (net of impact of acquired business):
Accounts receivable, net	4,184	19,005
Other current assets and liabilities, net	8,987	2,707
Accounts payable and accrued expenses	(3,434)	(2,661)
Advance payments	2,185	(1,737)
Non-compete payments	(250)	(224)
Net cash provided by operating activities	22,271	25,378
Cash flows from investing activities
Consideration paid for acquisition of business	(2,791)	—
Proceeds from sale of assets	40	—
Purchases of marketable securities	(474)	(466)
Due to affiliate payments	—	(10,191)
Purchases of property and equipment	(1,575)	(1,205)
Net cash used in investing activities	(4,800)	(11,862)
Cash flows from financing activities
Repayment of senior term loans	(5,000)	(3,168)
Insurance payments, net	—	(5,869)
Capital lease payments	(240)	—
Member tax distributions paid	—	(437)
Net cash used in financing activities	(5,240)	(9,474)
Effect of foreign currency rates on cash and cash equivalents	—	14
Net increase in cash and cash equivalents	12,231	4,056
Cash and cash equivalents at beginning of period	12,622	10,710
Cash and cash equivalents at end of period	$24,853	$14,766

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

1.    Organization and Basis of Presentation

Allied Security Holdings LLC (the ‘‘Company’’) provides premium contract security officer services to public and private sector customers throughout the United States.

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of the Company, was formed on February 19, 2003 as a result of the purchase transaction (‘‘MacAndrews & Forbes Acquisition’’) by and among MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes’’) and certain of its related parties, as well as management of SpectaGuard’s predecessor. As a result of this transaction, MacAndrews & Forbes has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard (‘‘Predecessor Company’’).

On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated (‘‘Barton’’ or ‘‘Barton Acquisition’’), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. The Company has no independent assets or operations other than its ownership of all of the membership units of SpectaGuard and other subsidiaries.

On July 20, 2006, the Company completed the acquisition of Initial Security LLC (‘‘Initial’’) from Rentokil Initial plc and Initial Tropical Plants, Inc. (‘‘Initial Acquisition’’).

On January 31, 2007, the Company acquired the assets of Fox Security Group, Inc. and The Fox Group International, Inc. (collectively ‘‘Fox’’). See Note 3, Acquisition, for a description of this acquisition.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial statements. The consolidated balance sheet as of June 30, 2007, consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited financial statements.

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
June 30, 2007
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

Property and Equipment, net

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: leasehold improvements – up to 10 years; computer equipment – 1 to 5 years; office furniture, fixtures and equipment – 5 years; and vehicles – up to 5 years.

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
June 30, 2007
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

Deferred Financing Fees

Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the terms of the respective financing agreements.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30, 2007	June 30, 2006
MacAndrews & Forbes goodwill adjustments	$—	$(1,650)
Increase in redemption amount of Class A Units subject to put rights	$1,040	$601
Decrease in redemption amount of Class B Units subject to put rights	$—	$(2,430)
Fox goodwill adjustments	$(124)	$—
PSB goodwill adjustments	$(111)	$—
Initial goodwill adjustments	$885	$—

Cash paid for interest during the six months ended June 30, 2007 and 2006 was approximately $22,669 and $18,961, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 11, Income Taxes.

In June 2006, the FASB ratified Emerging Issues Task Force (‘‘EITF’’) Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company reports revenue net of sales tax.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company currently is evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

3.    Acquisition

On January 31, 2007, the Company acquired the assets of Fox (the ‘‘Fox Acquisition’’). Fox provided manned guarding services to residential communities in Florida. The cost of the Fox Acquisition, which was funded by operating cash flow, was $2,667, inclusive of a working capital adjustment of $124 which was recorded in the second quarter of 2007 as a receivable due from the seller in other current assets. The amount of the final purchase price remains subject to certain other post-closing adjustments. The preliminary purchase price has been allocated as follows:

Accounts receivable	$218
Property and equipment	68
Goodwill	1,558
Customer list	823
$2,667

In connection with the Fox Acquisition, the Company deposited $1,035 into an escrow account pending resolution of any claims on the part of the Company for indemnification from the sellers.

4.    Goodwill and Other Intangible Assets, net

The change in the carrying amount of goodwill for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006	$384,665
Initial Acquisition adjustments	885
PSB Acquisition adjustments	(111)
Fox Acquisition (see Note 3)	1,558
Balance as of June 30, 2007	$386,997

Gross carrying amounts and accumulated amortization for intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$154,688	$(84,463)	$70,225	$153,865	$(71,584)	$82,281
Covenants not-to-compete	1,700	(1,190)	510	1,700	(1,020)	680
Total	$156,388	$(85,653)	$70,735	$155,565	$(72,604)	$82,961

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

The value of the customer lists acquired is being amortized over six years using the straight-line method. Covenants not-to-compete are being amortized over five years using the straight-line method.

Amortization expense for the three and six months ended June 30, 2007 was approximately $6,530 and $13,049, respectively. Amortization expense for the three and six months ended June 30, 2006 was approximately $5,329 and $10,659, respectively. Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2007 (less six months ended June 30, 2007)	$13,061
2008	26,121
2009	15,159
2010	8,862
2011	4,804
2012	2,717
Thereafter	11
$70,735

5.    Marketable Securities

The unrealized gains on available-for-sale securities as of June 30, 2007 and December 31, 2006 was approximately $99 and $28, respectively, and has been reported in the Company’s consolidated balance sheet as a component of accumulated other comprehensive income. The cost, gross unrealized gains and estimated fair value related to the Company’s available-for-sale securities as of June 30, 2007 and December 31, 2006, are as follows:

	June 30, 2007	December 31, 2006
Cost	$940	$466
Gross unrealized gains	99	28
Estimated fair value	$1,039	$494

6.    Deferred Financing Fees, net

Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the term of the respective financing agreements in relation to the Notes, the New and Prior Senior Term Loans and the New and Prior Revolver (as hereinafter defined), which mature between June 2010 and July 2011 (see Note 8).

Amortization of deferred financing fees for the three and six months ended June 30, 2007 was approximately $546 and $1,085, respectively. Amortization of deferred financing fees for the three and six months ended June 30, 2006 was approximately $584 and $1,163, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the following four years is as follows:

2007 (less six months ended June 30, 2007)	$1,115
2008	2,329
2009	2,475
2010	2,213
2011	1,052
$9,184

7.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of Professional Security Bureau LLC (‘‘PSB’’) (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and close duplicative PSB office facilities. The PSB Plan included severance-related benefits for approximately 120 PSB employees. The PSB Plan also included lease termination costs in order to close 14 PSB office facilities. The Company recorded net reserves of $1,154 related to the PSB Plan as a part of the purchase price allocation. In the second quarter of 2007, the Company revised its estimate of certain lease terminations and reduced the corresponding aggregate liability by $111, recording the adjustment to goodwill. As of June 30, 2007, $1,043 of payments have been made and the PSB Plan is now complete.

On August 2, 2004, the Company completed the Barton Acquisition. As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and close duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to close 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135 related to the Barton Plan as part of the purchase price allocation. In 2006 and 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding aggregate liability by $23 and $2,437, respectively, recording the adjustments to goodwill. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $592 as of June 30, 2007. As of June 30, 2007, approximately $3,083 of payments have been made related to the Barton Plan.

As a result of the Initial Acquisition completed on July 20, 2006, the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and close duplicative Initial office facilities. The Initial Plan provides for severance-related benefits for approximately 85 Initial employees. The Initial Plan also includes lease termination costs in order to close 16 Initial office facilities. The Company initially recorded a total reserve of approximately $2,475 related to the Initial Plan as part of the purchase price allocation. In the second quarter of 2007, the Company revised its estimate of certain lease termination and severance costs and increased the corresponding aggregate liability by $106, recording the adjustment to goodwill. As of June 30, 2007, $959 of payments have been made related to the Initial Plan with a liability for remaining payments of $1,622.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

The following table shows the activity for the six months ended June 30, 2007, for the accrued termination costs for the above acquisitions:

	Lease	Severance	Total
Balance as of December 31, 2006	$2,395	$753	$3,148
Payments	(481)	(448)	(929)
Adjustments	(12)	7	(5)
Balance as of June 30, 2007	$1,902	$312	$2,214

8.    Debt

The Company’s debt is summarized as follows:

	June 30, 2007	December 31, 2006
Senior Term Loan, variable rate interest (effective rate 8.35% and 8.37% at June 30, 2007 and December 31, 2006, respectively), due June 30, 2010	$267,500	$272,500
11.375% Senior Subordinated Notes, net of unamortized discount, due July 15, 2011	178,570	178,435
Capital leases at a rate of 6.16% as of June 30, 2007 and December 31, 2006, due through June 30, 2010	881	1,121
	446,951	452,056
Less current maturities	(10,500)	(10,567)
	$436,451	$441,489

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. Additionally, on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Prior Credit Agreement on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Prior Credit Agreement initially provided for (i) a $210.0 million six-year term loan facility (the ‘‘Prior Senior Term Loan’’) and (ii) a $50.0 million five year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans. The fair value of the Notes exceeded their carrying value at June 30, 2007 and December 31, 2006 by approximately $1.3 million and $5.4 million, respectively.

On June 16, 2006, the Company initiated a solicitation (the ‘‘Consent Solicitation’’) from the holders of the Notes of consents to certain amendments to the Indenture governing the Notes. Upon expiration of the solicitation of consents on July 7, 2006, the Company accepted consents from holders of a majority in aggregate principal amount of the Notes and entered into the Fifth Supplemental Indenture among the Company, certain subsidiaries of the Company, as guaranteeing subsidiaries, and The Bank of New York, as trustee. The Fifth Supplemental Indenture became effective on July 20, 2006, upon the closing of the Initial Acquisition. The Fifth Supplemental Indenture amended the Indenture to: (i) permit the Company to incur up to an additional $85.0 million in indebtedness in order to finance the Initial Acquisition and (ii) provide that the Company may add back to the calculation of Consolidated Cash Flow (as defined in the Indenture) the fees and expenses, including without limitation, fees and expenses of counsel, relating to the Initial Acquisition and the financing thereof, including fees and expenses related to the Consent Solicitation including the related consent fee.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

On July 20, 2006, the Company entered into an amended and restated credit agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. Based on borrowing rates currently available for loans with similar terms and maturities, the fair value of the New Senior Term Loan approximates its carrying value at June 30, 2007 and December 31, 2006.

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

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further specified in the New Credit Agreement, a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (‘‘Consolidated EBITDA,’’ as further defined in the New Credit Agreement) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of June 30, 2007, the Company is in compliance with all covenants under the New Credit Agreement.

The New Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and are subject to materiality qualifications.

The New Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $29.4 million as of June 30, 2007. As of June 30, 2007, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

The Company is obligated under capital leases for vehicles that expire at various dates during the next 36 months totaling $0.9 million.

Debt maturities for the remainder of the current year and the following four years are as follows:

2007 (less six months ended June 30, 2007)	$5,256
2008	$10,425
2009	$10,180
2010	$242,519
2011	$180,000

9.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has reserved for certain of these claims based upon insurance coverages and management’s judgment. In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

10.    Comprehensive Loss

Comprehensive loss is defined as net loss and other changes in members’ equity (deficit) from transactions and other events from sources other than those derived from members. A reconciliation of net loss to comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(1,186)	$(758)	$(6,021)	$(5,400)
Foreign currency translation adjustments	—	12	—	14
Unrealized gains (losses) on marketable securities	55	(7)	71	(7)
Comprehensive loss	$(1,131)	$(753)	$(5,950)	$(5,393)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

11.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended (the ‘‘Operating Agreement’’). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. There have been no tax distributions in the first six months of 2007. Member tax distributions for the three and six months ended June 30, 2006 were $204 and $437, respectively. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial statement purposes.

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within interest expense, net, and branch and corporate overhead expenses, respectively, on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented.

The Company’s tax returns are subject to examination by federal and state taxing authorities. The Company’s federal income tax return for the year ended December 31, 2004 was examined by the Internal Revenue Service (‘‘IRS’’). Certain proposed adjustments to the 2004 tax return were identified by the IRS and agreed to by the Company. The IRS is currently in the process of evaluating the impact of the adjustments to the Company’s members. The Company believes these adjustments will not have a material impact on its financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to federal examination. The Company’s state tax returns are subject to examination by various state taxing authorities for the years 2003 through 2006. The Company can not reasonably estimate the impact resulting from any future potential examination on its consolidated financial statements at this time. Tax years prior to 2003 are no longer subject to examination by state taxing authorities.

12.    Defined Benefit Retirement Plan

As a result of the Initial Acquisition, the Company is required to contribute to a defined benefit plan covering a limited number of current and former employees who are members of a union located in New York City. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.

The Company adopted SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS No. 158’’) , effective December 31 2006. SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income (loss) in the period in which the changes occur.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

The components of net periodic benefit income for the three and six months ended June 30, 2007 are provided in the table below:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Interest cost	$16	$32
Expected return on assets	(22)	(44)
Net periodic benefit income	$(6)	$(12)

The Company contributed $13 and $30 to the defined benefit pension plan during the three and six months ended June 30, 2007. Estimated Company contributions for the remainder of fiscal 2007 total $26.

13.    Units Subject to Put Rights and Members’ Equity

The capital structure of the Company consists of three classes of units which are designated as Class A units, Class B units and Class C units. The Company is authorized to issue up to 10,000,000 units. The units do not have any voting rights. Class A and Class B units represent vested ownership interests in the Company. Class C units generally vest 50% based on passage of time and 50% based on achievement of defined performance targets over periods ranging from three to six years.

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

The Operating Agreement provides for put rights granted to OCM Specta Holdings Inc. (‘‘OCM’’), a member of the Company, that give OCM the option to cause the Company to purchase all of the 22,317 Class A units held by OCM, at an estimated fair value at the time the put right is exercised, which put rights of OCM are exercisable during specified periods of time, the earliest of which is the 60-day period following the date the Company delivers to OCM (and certain of its transferees, if any) audited financial statements of the Company for fiscal year 2007. During the six month period ended June 30, 2007, the Company recorded the estimated increase in redemption amount of such Class A units subject to put rights of $1,040 as a decrease of members’ equity. In 2006, the Company recorded an estimated decrease in the redemption amount of such Class A units subject to put rights of $2,314 as an increase of members’ equity.

The number of Class C units outstanding as of June 30, 2007 and December 31, 2006 was 121,641 and 129,807, respectively. The number of Class C units vested as of June 30, 2007 and December 31, 2006 was 90,225. During the quarter ended June 30, 2007, certain holders of Class C units forfeited 8,166 Class C units upon their resignation from the Company.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

14.    Related Party Transactions

In connection with the MacAndrews & Forbes Acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, a wholly owned subsidiary of MacAndrews & Forbes, is obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This remaining unpaid amount has been recorded at its present value and is included in due to affiliate on the accompanying consolidated balance sheets. In 2006, the Company paid $10,191 to senior management relating to this balance. As of June 30, 2007, the Company has $5,588 accrued related to this remaining liability which is due February 2008. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

The employment agreement of Mr. Albert Berger, the Company’s former Chairman of the Board and a present member of its Board of Managers provided for a special payment payable to Mr. Berger in the approximate amount of $7,000 (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate). The Company paid $1,000 of the special payment to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 in each instance with a gross-up payment.

During the three and six months ended June 30, 2007 and 2006, the Company provided contract security officer services to certain companies in which MacAndrews & Forbes has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $817 and $1,639 for the three and six months ended June 30, 2007, respectively, and $614 and $1,248 for the three and six months ended June 30, 2006, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $467 and $452 at June 30, 2007 and December 31, 2006, respectively.

15.    Subsequent Event

On July 2, 2007, the Company acquired the assets of Van Ella, Inc., a provider of employee background verification services, for approximately $7.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of financial condition and results of operations are based upon financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles (‘‘GAAP’’), and should each be read together with the applicable consolidated financial statements, the notes to those financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We offer premium contract security officer services to quality-conscious customers primarily in ten vertical markets throughout the United States: commercial real estate management companies, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of July 2, 2007, we employed approximately 48,700 security officers. As of June 30, 2007, we provided contract security officer services to over 3,600 clients, including approximately 200 of the Fortune 500 companies, in 45 states and the District of Columbia.

Recent Acquisition

On January 31, 2007, the Company acquired the assets of Fox, which provides manned guarding of residential communities in Florida. The preliminary cost of the Fox Acquisition was approximately $2.7 million, inclusive of a working capital adjustment of $0.1 million, which was recorded in the second quarter of 2007 as a receivable due from the seller in other current assets. The amount of the final purchase price remains subject to certain other post-closing adjustments. The acquisition was funded by operating cash flow. In connection with the Fox Acquisition, the Company deposited $1.0 million into an escrow account pending resolution of any claims on the part of the Company for indemnification from the sellers.

Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our service employees was approximately 58% for the 12 months ended June 30, 2007, which compares favorably to our industry’s rate.

Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, payroll taxes, medical and life insurance benefits and workers’ compensation, general liability insurance costs and uniform purchases. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry, due to our focus on attracting and retaining a highly qualified workforce, which in turn allows us to maintain more favorable turnover rates. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits for employer related employment taxes prior to the second half of the year.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes to these critical accounting policies during the six months ended June 30, 2007.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues.    Revenues increased by $76.3 million, or 27.0%, to $358.6 million for the three months ended June 30, 2007 from $282.3 million for the three months ended June 30, 2006. This increase is attributable to $57.4 million of revenues associated with the Initial Acquisition as well as revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost and the expiration of the State of Florida, Department of Transportation toll collection services contract on March 31, 2007.

Cost of Revenues.    Cost of revenues increased by $66.1 million, or 27.0%, to $310.8 million for the three months ended June 30, 2007 from $244.7 million for the three months ended June 30, 2006. This increase is primarily attributable to $49.8 million of cost of revenues associated with the Initial Acquisition as well as additional costs associated with the additional net revenue. Cost of revenues as a percentage of revenues remained flat at 86.7% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 reflecting an increase in direct labor costs associated with contract renewals and new business, which was fully offset by lower other direct costs and business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $7.7 million, or 34.8%, to $29.8 million for the three months ended June 30, 2007 from $22.1 million for the three months ended June 30, 2006. This increase is due to approximately $3.3 million of branch and corporate overhead expenses associated with the Initial Acquisition as well as higher administrative labor costs. As a percentage of revenues, branch and corporate overhead expenses increased to 8.3% for the three months ended June 30, 2007 from 7.8% for the three months ended June 30, 2006.

Depreciation and Amortization.    Depreciation and amortization increased by $1.5 million, or 25.0% to $7.5 million for the three months ended June 30, 2007 from $6.0 million for the three months ended June 30, 2006. This increase is primarily the result of increased amortization related to the customer list and other assets acquired as part of the Initial Acquisition.

Operating Income.    Operating income increased by $1.0 million, or 10.4%, to $10.6 million for the three months ended June 30, 2007 from $9.6 million for the three months ended June 30, 2006. This increase is due to increased revenue partially offset by the items discussed above, primarily increased direct and administrative labor costs.

Interest Expense, Net.    Interest expense, net increased by $1.4 million, or 13.6%, to $11.7 million for the three months ended June 30, 2007 from $10.3 million for the three months ended June 30, 2006. The increase was primarily due to higher outstanding debt balances related to the New Credit Agreement and recent acquisitions versus the prior year period.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. The tax-related distributions paid in the three months ended June 30, 2007 and 2006 were $0 and approximately $0.2 million, respectively.

Net Loss.    Net loss increased $0.4 million to a net loss of $1.2 million for the three months ended June 30, 2007 from a net loss of $0.8 million for the three months ended June 30, 2006, as a result of the items described above.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues.    Revenues increased by $154.6 million, or 27.3%, to $721.3 million for the six months ended June 30, 2007 from $566.7 million for the six months ended June 30, 2006. This increase is attributable to $114.3 million of revenues associated with the Initial Acquisition as well as revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost and the expiration of the State of Florida, Department of Transportation toll collection services contract on March 31, 2007.

Cost of Revenues.    Cost of revenues increased by $134.3 million, or 27.2%, to $627.4 million for the six months ended June 30, 2007 from $493.1 million for the six months ended June 30, 2006. This increase is primarily attributable to $99.4 million of cost of revenues associated with the Initial Acquisition as well as additional costs associated with the additional net revenue. Cost of revenues as a percentage of revenues remained flat at 87.0% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 reflecting an increase in direct labor costs associated with contract renewals and new business, which was fully offset by lower other direct costs and business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $14.8 million, or 31.9%, to $61.2 million for the six months ended June 30, 2007 from $46.4 million for the six months ended June 30, 2006. This increase is due to approximately $8.4 million of branch and corporate overhead expenses associated with the Initial Acquisition as well as higher administrative labor costs. As a percentage of revenues, branch and corporate overhead expenses increased to 8.5% for the six months ended June 30, 2007 from 8.2% for the six months ended June 30, 2006.

Depreciation and Amortization.    Depreciation and amortization increased by $3.1 million, or 25.8%, to $15.1 million for the six months ended June 30, 2007 from $12.0 million for the six months ended June 30, 2006. This increase is primarily the result of increased amortization related to the customer list and other assets acquired as part of the Initial Acquisition.

Operating Income.    Operating income increased by $2.3 million, or 15.0%, to $17.6 million for the six months ended June 30, 2007 from $15.3 million for the six months ended June 30, 2006. This increase is due to increased revenue partially offset by the items discussed above, primarily increased direct and administrative labor costs.

Interest Expense, Net.    Interest expense, net increased $2.9 million, or 14.0%, to $23.6 million for the six months ended June 30, 2007 from $20.7 million for the six months ended June 30, 2006. The increase was primarily due to higher outstanding debt balances related to the New Credit Agreement and recent acquisitions versus the prior year period.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the six months ended June 30, 2007 and for the six months ended June 30, 2006 were $0 and approximately $0.4 million, respectively.

Net Loss.    Net loss increased $0.6 million to a net loss of $6.0 million for the six months ended June 30, 2007 from a net loss of $5.4 million for the six months ended June 30, 2006, as a result of the items described above.

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

EBITDA and Adjusted EBITDA (as defined below) are not defined under GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and are not indicative of income from operations as determined under GAAP. EBITDA and Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. EBITDA and Adjusted EBITDA do not include interest expense, which has required significant uses of the Company’s cash in the past and will require the Company to expend significant cash resources in the future. EBITDA and Adjusted EBITDA also do not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating the Company’s operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA and Adjusted EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or any business we may acquire. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same fashion.

The following table and related notes reconciles net loss to EBITDA and then EBITDA to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
	(Unaudited)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,186)	$(758)	$(6,021)	$(5,400)
Interest expense, net	11,741	10,348	23,629	20,663
Depreciation and amortization	7,468	5,953	15,071	11,958
EBITDA (a)(b)	18,023	15,543	32,679	27,221
Uniform purchases	2,520	2,803	5,465	5,858
Adjusted EBITDA (a)(b)	$20,543	$18,346	$38,144	$33,079

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year.

(b)	The Company believes that the New Credit Agreement is a material agreement, that the financial covenants are material terms of the New Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the New Credit Agreement. Our New Credit Agreement uses the term ‘‘Consolidated EBITDA’’ to refer to ‘‘Adjusted EBITDA,’’ which is defined in the New Credit Agreement as Consolidated Net Income (as defined in the New Credit Agreement) for any period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction Documents (as defined in the New Credit Agreement) and (ii) the Initial Consent Solicitation (as defined in the New Credit Agreement), (f) one-time severance expense in an aggregate amount not to exceed $900 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the New Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500 over the term of the New Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a seperate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. The financial covenants include a consolidated leverage ratio of 5.75 to 1 of consolidated total debt as defined in our New Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) as of June 30, 2007 and a consolidated interest ratio of 1.7 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our New Credit Agreement. Failure to meet these financial covenants could result in all of the current oustanding debt to be called by the lenders.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service and working capital. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $22.3 million and $25.4 million, respectively. For the six months ended June 30, 2007 and 2006, cash provided by operating activities was generated primarily from net losses of $6.0 million and $5.4 million, respectively, adjusted for non-cash expenses of $16.6 million and $13.7 million, respectively, as well as favorable working capital changes of $11.7 million and $17.1 million, respectively.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $4.8 million and $11.9 million, respectively. In the six months ended June 30, 2007, the Company paid approximately $2.8 million for the Fox Acquisition, purchased $1.6 million of property and equipment and $0.5 million of marketable securities. For the six months ended June 30, 2006 the Company made due to affiliate payments of $10.2 million, purchased $1.2 million of property and equipment and $0.5 million of marketable securities.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the six months ended June 30, 2007 was $5.2 million primarily due to $5.0 million of scheduled term loan payments. Cash used in financing activities for the six months ended June 30, 2006 of $9.5 million primarily related to insurance financing payments of $5.9 million and scheduled senior term loan principal repayments of $3.2 million.

As of June 30, 2007, we had approximately $447.0 million of indebtedness, which includes the Notes, amounts outstanding under our New Credit Agreement and capital lease obligations. In addition, as of June 30, 2007, we had $20.6 million of unused borrowing capacity under our New Revolver, net of the issuance of $29.4 million of outstanding letters of credit.

In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid for the six months ended June 30, 2007 and 2006 were $0 and approximately $0.4 million, respectively.

The contract security services industry is becoming increasingly competitive as more customers select security service providers through competitive bid processes intended to procure quality services at lower prices. The Company’s ability to achieve revenue growth depends not only on its ability to win new customer accounts, but also on its ability to retain its current customer accounts. There can be no assurance that the Company will continue to retain customer accounts at historic levels in an increasingly competitive industry. In addition, there can be no assurance that the Company will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, which may negatively affect profitability. These same competitive market factors have negatively affected our cost of revenues during the six months ended June 30, 2007. These factors also may limit the Company’s ability to obtain rate increases from existing customers to fully offset cost increases.

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

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further specified in the New Credit Agreement, a minimum ratio of Consolidated EBITDA (as defined in the New Credit Agreement) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of June 30, 2007, the Company is in compliance with all covenants under the New Credit Agreement.

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

The New Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $29.4 million as of June 30, 2007. Amounts outstanding on the New Revolver are due on August 2, 2009. As of June 30, 2007, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt exceeded its carrying value at June 30, 2007 and December 31, 2006 by approximately $1.3 million and $5.4 million, respectively.

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

The Company is obligated under capital leases for vehicles that expire at various dates during the next 36 months.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our New Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of June 30, 2007, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At June 30, 2007, a hypothetical 10% increase in interest rates applicable to our New Credit Agreement would have increased our annual interest expense by approximately $2.3 million and would have decreased our annual cash flow from operations by approximately $2.3 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 presents quantitative and qualitative disclosures about market risk as of December 31, 2006. There have been no material changes to this disclosure as of June 30, 2007.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended June 30, 2007, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company’s strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes’’, ‘‘estimates’’, ‘‘expects’’, ‘‘projects’’, ‘‘forecasts’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘seeks’’, ‘‘plans’’, ‘‘scheduled to’’, ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company’s dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company’s reputation may be damaged as a result of a publicized incident or breach of security;

•	The Company’s ability to retain existing security officer service contracts (which contracts typically may be terminated by either party on 30 days’ written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The Company’s exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company’s agents or employees or with respect to events that are not within the control of such agents or employees, and the Company’s indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company’s inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company’s customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company’s ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company’s failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company’s ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company’s business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings, and the Company’s exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company’s exposure to liabilities not covered by insurance for attacks;

•	The Company’s ability to obtain insurance coverage on a cost effective basis or at all (including as a result of the possible non-renewal of the federal government’s Terrorism Reinsurance Extension Act when it expires at the end of 2007, which act allows insurance carriers to seek reimbursement from the government for certain liabilities arising out of terrorist attacks);

•	The insufficiency of the Company’s existing working capital, together with cash available under its Credit Facility which is governed by the New Credit Agreement, and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company’s level of indebtedness, the restrictions including financial covenants or obligations imposed on the Company by the New Credit Agreement and the Indenture governing the Notes, and the Company’s exposure to fluctuations in interest rates under the New Credit Agreement; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

There was no material development with regard to legal proceedings during the three months ended June 30, 2007.

Item 1A.    Risk Factors.

There were no material changes to the Company’s risk factors that were disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	August 14, 2007

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2007

William A. Torzolini

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 14, 2007

Mitchell L. Weiss