Form 10-Q
period 2007-09-30
Allied Security Holdings LLC
filed 2007-11-14
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes               No

As of September 30, 2007, there were 1,090,253 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,437	$12,622
Restricted cash	6,109	7,224
Accounts receivable, net of allowance for doubtful accounts of $2,152 and $1,760 as of September 30, 2007 and December 31, 2006, respectively	197,284	180,776
Other	7,061	5,227
Total current assets	213,891	205,849
Property and equipment, net	9,953	8,490
Goodwill	389,974	384,665
Other intangible assets, net	65,529	82,961
Deferred financing fees, net	8,630	10,269
Marketable securities	1,095	494
Other assets	318	343
Total assets	$689,390	$693,071
Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Current installments of obligations under capital leases	449	567
Accounts payable	6,626	7,021
Accrued expenses	21,037	21,214
Interest payable	4,485	9,975
Accrued claims reserves	36,970	32,107
Accrued payroll and related payroll taxes	59,416	55,132
Accrued termination costs	1,620	3,148
Advance payments	21,435	17,292
Due to affiliate, current	5,715	—
Total current liabilities	167,753	156,456
Senior term loan	255,000	262,500
Senior subordinated notes	178,641	178,435
Due to affiliate, net of current portion	—	5,332
Obligations under capital leases, excluding current installments	277	554
Other long-term liabilities	3,936	3,284
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	4,867	3,505
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 121,641 and 129,807 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	66	66
Accumulated deficit	(52,893)	(48,751)
Accumulated other comprehensive income	75	22
Total members’ equity	78,916	83,005
Total liabilities and members’ equity	$689,390	$693,071

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$373,797	$332,729	$1,095,052	$899,438
Cost of revenues	321,695	284,536	949,071	777,644
	52,102	48,193	145,981	121,794
Branch and corporate overhead expenses	29,381	27,379	90,581	73,759
Depreciation and amortization	7,635	7,164	22,706	19,122
Loss on early extinguishment of debt	—	4,784	—	4,784
Operating income	15,086	8,866	32,694	24,129
Interest expense, net	11,874	11,901	35,503	32,564
Net income (loss)	$3,212	$(3,035)	$(2,809)	$(8,435)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,809)	$(8,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,706	19,122
Loss on early extinguishment of debt	—	4,784
Noncash interest expense	2,315	2,490
Equity unit compensation expense	29	—
Gain on sale of assets	(37)	—
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	(15,477)	11,878
Other current assets and liabilities, net	8,934	(1,051)
Accounts payable, accrued expenses and other accrued liabilities	(7,505)	(7,850)
Advance payments	4,143	3,321
Non-compete payments	(375)	(337)
Net cash provided by operating activities	11,924	23,922
Cash flows from investing activities
Consideration paid for acquisition of businesses	(9,964)	(73,860)
Purchases of property and equipment	(2,805)	(2,070)
Purchases of marketable securities	(548)	(466)
Due to affiliate payments	—	(10,191)
Proceeds from sale of assets	103	136
Net cash used in investing activities	(13,214)	(86,451)
Cash flows from financing activities
Proceeds from issuance of debt	—	84,918
Repayment of senior term loans	(7,500)	(4,418)
Insurance payments, net	—	(5,869)
Financing fees paid	—	(5,880)
Capital lease payments	(395)	(108)
Member tax distributions paid	—	(437)
Net cash (used in) provided by financing activities	(7,895)	68,206
Effect of foreign currency rates on cash and cash equivalents	—	18
Net (decrease) increase in cash and cash equivalents	(9,185)	5,695
Cash and cash equivalents at beginning of period	12,622	10,710
Cash and cash equivalents at end of period	$3,437	$16,405

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
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

On July 20, 2006, the Company acquired Initial Security LLC (‘‘Initial’’) from Rentokil Initial plc and Initial Tropical Plants, Inc. (‘‘Initial Acquisition’’).

On January 31, 2007, the Company acquired the assets of Fox Security Group, Inc. and The Fox Group International, Inc. (collectively ‘‘Fox’’). On July 2, 2007, the Company acquired the assets of Van Ella, Inc. (‘‘Van Ella’’). See Note 3, Acquisitions, for a description of these acquisitions.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, which are (i) SpectaGuard Acquisition LLC, (ii) AlliedBarton Security Services LLC, (iii) AlliedBarton Security Services LP, (iv) Allied Security Finance Corp. and (v) AlliedBarton (NC) LLC. All significant intercompany transactions have been eliminated in consolidation.

The Company operates under the name of ‘‘AlliedBarton Security Services’’ and ‘‘AlliedBarton’’ nationally and as ‘‘Initial Security’’ at some locations as a result of the Initial Acquisition and as ‘‘Van Ella’’ in the conduct of the background verification business acquired from Van Ella.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial statements. The consolidated balance sheet as of September 30, 2007, consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2006 has been derived from the Company’s audited financial statements.

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
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2006 filed with the SEC on Form 10-K on April 2, 2007. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2006 Annual Report on Form 10-K.

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

Restricted Cash

Restricted cash includes balances on deposit with the Company’s insurance carriers to pay workers’ compensation claims and general liability insurance claims as they become due.

Property and Equipment, net

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: leasehold improvements — up to 10 years; computer equipment — 1 to 5 years; office furniture, fixtures and equipment — 5 years; and vehicles — up to 5 years.

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
September 30, 2007
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

Insurance Reserves

The Company maintains insurance coverage for workers’ compensation, medical claims and general liability. Reserves have been provided for certain of these claims based upon insurance coverages, third party actuarial analysis and management’s judgment. Management reviews these estimates on a quarterly basis subject to information then currently available and adjusts the reserves accordingly. In the opinion of management, the Company’s insurance reserves are sufficient to cover the ultimate costs of these claims.

Deferred Financing Fees

Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the terms of the respective financing agreements.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30, 2007	September 30, 2006
MacAndrews & Forbes goodwill adjustments	$—	$(1,650)
Increase (decrease) in redemption amount of Class A Units subject to put rights	$1,362	$(436)
Decrease in redemption amount of Class B Units subject to put rights	$—	$(2,430)
Barton goodwill adjustments	$(235)	$—
Fox goodwill/customer list adjustments	$(489)	$—
PSB goodwill adjustments	$(111)	$—
Initial goodwill adjustments	$729	$—

Cash paid for interest during the nine months ended September 30, 2007 and 2006 was approximately $39,163 and $35,240, respectively.

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
September 30, 2007
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

3.    Acquisitions

On January 31, 2007, the Company acquired the assets of Fox (the ‘‘Fox Acquisition’’). Fox provided manned guarding services to residential communities in Florida. The cost of the Fox Acquisition, which was funded by operating cash flow, was $2,302, inclusive of a working capital adjustment of $124 and a contractual price adjustment with respect to customer retention, post-closing of $365 which were recorded as receivables due from the seller in other current assets. These two adjustments were disbursed from escrow and paid to the Company in October 2007, thereby reducing the original escrow balance from $1,035 to $546. The amount of the final purchase price remains subject to certain other post-closing adjustments. The preliminary purchase price has been allocated as follows:

Accounts receivable	$217
Property and equipment	68
Goodwill	1,354
Customer list	663
$2,302

On July 2, 2007, the Company acquired the assets of Van Ella (the ‘‘Van Ella Acquisition’’), a provider of employee background verification services. The cost of the Van Ella Acquisition, which was funded by operating cash flow, was $7,173. The amount of the final purchase price remains subject to certain post-closing adjustments. The preliminary purchase price has been allocated as follows:

Accounts receivable	$813
Property and equipment (including capitalized operating software of $1,600)	1,738
Goodwill	3,572
Customer list	1,530
Other assets	15
Accounts payable and accrued expenses	(495)
$7,173

In connection with the Van Ella Acquisition, the Company deposited $1,250 of the purchase price into an escrow account pending resolution of any claims on the part of the Company for indemnification from the sellers. No disbursements have been made from the escrow account since the original deposit was made.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

4.    Goodwill and Other Intangible Assets, net

The change in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006	$384,665
Barton Acquisition adjustments	(235)
Fox Acquisition (see Note 3)	1,354
Initial Acquisition adjustments	729
PSB Acquisition adjustments	(111)
Van Ella Acquisition (see Note 3)	3,572
Balance as of September 30, 2007	$389,974

Gross carrying amounts and accumulated amortization for intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$156,058	$(90,954)	$65,104	$153,865	$(71,584)	$82,281
Covenants not-to-compete	1,700	(1,275)	425	1,700	(1,020)	680
Total	$157,758	$(92,229)	$65,529	$155,565	$(72,604)	$82,961

The value of the customer lists acquired is being amortized over six years using the straight-line method. Covenants not-to-compete are being amortized over five years using the straight-line method.

Amortization expense for the three and nine months ended September 30, 2007 was approximately $6,576 and $19,625, respectively. Amortization expense for the three and nine months ended September 30, 2006 was approximately $6,334 and $16,993, respectively. Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2007 (less nine months ended September 30, 2007)	$6,588
2008	26,350
2009	15,387
2010	9,090
2011	5,032
2012	2,945
Thereafter	137
$65,529

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

5.    Marketable Securities

The unrealized gains on available-for-sale securities as of September 30, 2007 and December 31, 2006 were approximately $81 and $28, respectively, and have been reported in the Company’s consolidated balance sheet as a component of accumulated other comprehensive income. The cost, gross unrealized gains and estimated fair value related to the Company’s available-for-sale securities as of September 30, 2007 and December 31, 2006, are as follows:

	September 30, 2007	December 31, 2006
Cost	$1,014	$466
Gross unrealized gains	81	28
Estimated fair value	$1,095	$494

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

Amortization of deferred financing fees for the three and nine months ended September 30, 2007 was approximately $554 and $1,639, respectively. Amortization of deferred financing fees for the three and nine months ended September 30, 2006 was approximately $538 and $1,701, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the following four years is as follows:

2007 (less nine months ended September 30, 2007)	$561
2008	2,329
2009	2,475
2010	2,213
2011	1,052
$8,630

7.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of Professional Security Bureau LLC (‘‘PSB’’) (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and close duplicative PSB office facilities. The PSB Plan included severance-related benefits for approximately 120 PSB employees. The PSB Plan also included lease termination costs in order to close 14 PSB office facilities. The Company recorded net reserves of $1,154 related to the PSB Plan as a part of the purchase price allocation. In the second quarter of 2007, the Company revised its estimate of certain lease terminations and reduced the corresponding aggregate liability by $111, recording the adjustment to goodwill. As of September 30, 2007, $1,043 of payments have been made, and the PSB Plan is now complete.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

On August 2, 2004, the Company completed the Barton Acquisition. As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and close duplicative Barton office facilities. The Barton Plan initially included severance-related benefits for approximately 246 Barton employees. The Barton Plan also initially included lease termination costs in order to close 21 Barton office facilities. The Company initially recorded a total reserve of approximately $6,135 related to the Barton Plan as part of the purchase price allocation. In 2007, 2006 and 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding aggregate liability by $235, $23 and $2,437, respectively, recording the adjustments to goodwill. The Barton Plan was complete as of August 2005, other than the payment of the remaining liability which totals $312 as of September 30, 2007. As of September 30, 2007, approximately $3,128 of payments have been made related to the Barton Plan.

As a result of the Initial Acquisition completed on July 20, 2006, the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and close duplicative Initial office facilities. The Initial Plan provides for severance-related benefits for approximately 85 Initial employees. The Initial Plan also includes lease termination costs in order to close 16 Initial office facilities. The Company initially recorded a total reserve of approximately $2,475 related to the Initial Plan as part of the purchase price allocation. In 2007, the Company revised its estimate of certain lease termination and severance costs and decreased the corresponding aggregate liability by $50, recording the adjustment to goodwill. As of September 30, 2007, approximately $1,117 of payments have been made related to the Initial Plan with a liability for remaining payments of $1,308.

The following table shows the activity for the nine months ended September 30, 2007, for the accrued termination costs for the above acquisitions:

	Lease	Severance	Total
Balance as of December 31, 2006	$2,395	$753	$3,148
Payments	(626)	(506)	(1,132)
Adjustments	(350)	(46)	(396)
Balance as of September 30, 2007	$1,419	$201	$1,620

8.    Debt

The Company’s debt is summarized as follows:

	September 30, 2007	December 31, 2006
Senior Term Loan, variable rate interest (effective rate 8.20% and 8.37% at September 30, 2007 and December 31, 2006, respectively), due June 30, 2010	$265,000	$272,500
11.375% Senior Subordinated Notes, net of unamortized discount, due July 15, 2011	178,641	178,435
Capital leases at a rate of 6.39% and 6.16% as of September 30, 2007 and December 31, 2006, respectively, due through June 30, 2010	726	1,121
	444,367	452,056
Less current maturities	(10,449)	(10,567)
	$433,918	$441,489

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. Additionally, on August 2, 2004, the Company entered into a senior secured credit facility (the ‘‘Prior Credit Agreement’’) with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders arranged by Bear, Stearns & Co. Inc. The Company executed an amendment to the Prior Credit Agreement on May 10, 2005 (‘‘Amendment No. 1’’) modifying certain of its terms. The Prior Credit Agreement initially provided for (i) a $210.0 million six-year term loan facility (the ‘‘Prior Senior Term Loan’’) and (ii) a $50.0 million five year revolving loan (the ‘‘Prior Revolver’’) with certain sub-limits for letters of credit and swingline loans. The fair value of the Notes at September 30, 2007 was lower than its carrying value by approximately $7.2 million. The fair value of the Notes exceeded its carrying value at December 31, 2006 by approximately $5.4 million.

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

On July 20, 2006, the Company entered into an amended and restated credit agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank, as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. Based on borrowing rates currently available for loans with similar terms and maturities, the fair value of the New Senior Term Loan approximates its carrying value at September 30, 2007 and December 31, 2006.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further specified in the New Credit Agreement, a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (‘‘Consolidated EBITDA,’’ as further defined in the New Credit Agreement) to total consolidated cash interest expense and requires that the Company not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of September 30, 2007, the Company is in compliance with all covenants under the New Credit Agreement.

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

The New Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $31.9 million as of September 30, 2007. Amounts outstanding on the New Revolver are due on August 2, 2009. As of September 30, 2007, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 15, 2005, the Company entered into a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full and the Company has not entered into a similar financing agreement since.

The Company is obligated to make payments under capital leases for vehicles that expire at various dates during the next 33 months totaling $0.7 million.

Debt maturities for the remainder of the current year and the following four years are as follows:

2007 (less nine months ended September 30, 2007)	$2,620
2008	$10,408
2009	$10,180
2010	$242,518
2011	$180,000

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

10.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in members’ equity (deficit) from transactions and other events from sources other than those derived from members. A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,212	$(3,035)	$(2,809)	$(8,435)
Foreign currency translation adjustments	—	4	—	18
Unrealized gains (losses) on marketable securities	(18)	10	53	3
Comprehensive income (loss)	$3,194	$(3,021)	$(2,756)	$(8,414)

11.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended (the ‘‘Operating Agreement’’). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. There have been no tax distributions in the first nine months of 2007. Member tax distributions for the three and nine month periods ended September 30, 2006 were $0 and $437, respectively. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial statement purposes.

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company recorded no interest or penalties related to unrecognized tax benefits. The Company records interest and penalties related to tax matters within interest expense, net, and branch and corporate overhead expenses, respectively, on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

The Company’s tax returns are subject to examination by federal and state taxing authorities. The Company’s federal income tax return for the year ended December 31, 2004 was examined by the Internal Revenue Service (‘‘IRS’’). Certain proposed adjustments to the 2004 tax return were identified by the IRS and agreed to by the Company. The IRS is in the process of evaluating the impact of the adjustments to the Company’s members and the IRS has reached agreements with three of the Company’s members thus far. The Company believes these adjustments will not have a material impact on its financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to federal examination. The Company’s state tax returns are subject to examination by various state taxing authorities for the years 2003 through 2006. The Company can not reasonably estimate the impact resulting from any future potential examination on its consolidated financial statements at this time. Tax years prior to 2003 are no longer subject to examination by state taxing authorities.

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

The components of net periodic benefit income for the three and nine months ended September 30, 2007 are provided in the table below:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Interest cost	$16	$48
Expected return on assets	(22)	(66)
Net periodic benefit income	$(6)	$(18)

The Company contributed $14 and $45 to the defined benefit pension plan during the three and nine months ended September 30, 2007. Estimated Company contributions for the remainder of fiscal 2007 total $13.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

The Operating Agreement provides for put rights granted to OCM Specta Holdings Inc. (‘‘OCM’’), a member of the Company, that give OCM the option to cause the Company to purchase all of the 22,317 Class A units held by OCM, at an estimated fair value at the time the put right is exercised, which put rights of OCM are exercisable during specified periods of time, the earliest of which is the 60-day period following the date the Company delivers to OCM (and certain of its transferees, if any) audited financial statements of the Company for fiscal year 2007. During the nine month period ended September 30, 2007, the Company recorded the estimated increase in redemption amount of such Class A units subject to put rights of $1,362 as a decrease of members’ equity. In 2006, the Company recorded an estimated decrease in the redemption amount of such Class A units subject to put rights of $2,314 as an increase of members’ equity.

The number of Class C units outstanding as of September 30, 2007 and December 31, 2006 was 121,641 and 129,807, respectively. The number of Class C units vested as of September 30, 2007 and December 31, 2006 was 90,225. During the nine months ended September 30, 2007, certain holders of Class C units forfeited 8,166 Class C units upon their resignation from the Company.

14.    Related Party Transactions

In connection with the MacAndrews & Forbes Acquisition, certain senior managers then with the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, a wholly owned subsidiary of MacAndrews & Forbes, is obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This remaining unpaid amount has been recorded at its present value and is included in due to affiliate on the accompanying consolidated balance sheets. In 2006, the Company paid $10,191 to certain members of senior management relating to this balance. As of September 30, 2007, the Company has $5,715 accrued related to this remaining liability which is due February 2008. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except as otherwise stated)
(Unaudited)

During the three and nine months ended September 30, 2007 and 2006, the Company provided contract security officer services to certain companies in which MacAndrews & Forbes has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $852 and $2,491 for the three and nine months ended September 30, 2007, respectively, and $607 and $1,855 for the three and nine months ended September 30, 2006, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $529 and $452 at September 30, 2007 and December 31, 2006, respectively.

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

Overview

We offer premium contract security officer services to quality-conscious customers primarily in ten customer verticals throughout the United States: commercial real estate management companies, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, uniform outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of October 2, 2007, we employed approximately 50,900 security officers. As of September 30, 2007, we provided contract security officer services to over 3,600 clients, including approximately 200 of the Fortune 500 companies, in 44 states and the District of Columbia. We also provide background verification services under the tradename ‘‘Van Ella’’.

Recent Acquisitions

On January 31, 2007, we acquired the assets of Fox, which provides manned guarding of residential communities in Florida. The preliminary cost of the Fox Acquisition was approximately $2.3 million, inclusive of a working capital adjustment of approximately $0.1 million and a contractual price adjustment with respect to customer retention, post-closing of approximately $0.4 million, which were recorded as receivables due from the seller in other current assets. In October 2007, we received from escrow these two purchase price adjustment payments. The amount of the final purchase price remains subject to certain other post-closing adjustments. The acquisition was funded by operating cash flow. In connection with the Fox Acquisition, we deposited approximately $1.0 million of the purchase price into an escrow account pending resolution of any further claims on our part for indemnification from the sellers.

On July 2, 2007, we acquired the assets of Van Ella, a provider of background verification services. The preliminary cost of the Van Ella Acquisition was approximately $7.2 million. The amount of the final purchase price remains subject to certain post-closing adjustments. The acquisition was funded by operating cash flow. In connection with the Van Ella Acquisition, we deposited approximately $1.3 million of the purchase price into an escrow account pending resolution of any claims on our part for indemnification from the sellers. No disbursements have been made from the escrow account since the original deposit was made.

Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year. Our background verification services business (Van Ella) generates revenues from the provision of such services to prospective employers and others who seek such information as part of their candidate hiring decision-making process.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our service employees was approximately 58% for the 12 months ended September 30, 2007, which compares favorably to the industry-wide average rate.

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

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes to these critical accounting policies during the nine months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues.    Revenues increased by $41.1 million, or 12.4%, to $373.8 million for the three months ended September 30, 2007 from $332.7 million for the three months ended September 30, 2006. This increase is partially attributable to $13.3 million of incremental revenues associated with the Initial Acquisition as well as revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost and the expiration of the State of Florida, Department of Transportation toll collection services contract on March 31, 2007.

Cost of Revenues.    Cost of revenues increased by $37.2 million, or 13.1%, to $321.7 million for the three months ended September 30, 2007 from $284.5 million for the three months ended September 30, 2006. This increase is partially attributable to $12.3 million of incremental cost of revenues associated with the Initial Acquisition as well as additional costs associated with the additional net revenue. Cost of revenues as a percentage of revenues increased to 86.1% for the three months ended September 30, 2007 from 85.5% for the three months ended September 30, 2006 reflecting an increase in direct labor costs associated with contract renewals and new business, higher business insurance costs and payroll tax expense, partially offset by lower other direct costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $2.0 million, or 7.3%, to $29.4 million for the three months ended September 30, 2007 from $27.4 million for the three months ended September 30, 2006. This increase is due to higher administrative labor costs (inclusive of incentive-related compensation), partially offset by lower payroll tax expense, business insurance costs and other overhead expenses. As a percentage of revenues, branch and corporate overhead expenses decreased to 7.9% for the three months ended September 30, 2007 from 8.2% for the three months ended September 30, 2006.

Depreciation and Amortization.    Depreciation and amortization increased by $0.4 million, or 5.6% to $7.6 million for the three months ended September 30, 2007 from $7.2 million for the three months ended September 30, 2006. This increase is primarily the result of increased amortization related to the customer list and other assets acquired as part of the Initial, Fox and Van Ella Acquisitions.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt related to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees and $2.9 million paid to debt holders in conjunction with the refinancing in July 2006.

Operating Income.    Operating income increased by $6.2 million, or 69.7%, to $15.1 million for the three months ended September 30, 2007 from $8.9 million for the three months ended September 30, 2006. This increase is due to increased revenue, partially offset by the items discussed above, primarily increased direct and administrative labor costs.

Interest Expense, Net.    Interest expense, net remained flat at $11.9 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 reflecting higher outstanding debt balances related to the New Credit Agreement versus the prior year period, fully offset by lower interest rates.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. There were no tax-related distributions paid for the three months ended September 30, 2007 and 2006.

Net Income (Loss).    Net income (loss) increased by $6.2 million to net income of $3.2 million for the three months ended September 30, 2007 from a net loss of $3.0 million for the three months ended September 30, 2006, as a result of the items described above.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues.    Revenues increased by $195.7 million, or 21.8%, to $1,095.1 million for the nine months ended September 30, 2007 from $899.4 million for the nine months ended September 30, 2006. This increase is attributable to $127.6 million of incremental revenues associated with the Initial Acquisition as well as revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost and the expiration of the State of Florida, Department of Transportation toll collection services contract on March 31, 2007.

Cost of Revenues.    Cost of revenues increased by $171.5 million, or 22.1%, to $949.1 million for the nine months ended September 30, 2007 from $777.6 million for the nine months ended September 30, 2006. This increase is primarily attributable to $111.7 million of incremental cost of revenues associated with the Initial Acquisition as well as additional costs associated with the additional net revenue. Cost of revenues as a percentage of revenues increased to 86.7% for the nine months ended September 30, 2007 from 86.5% for the nine months ended September 30, 2006 reflecting an increase in direct labor costs associated with contract renewals and new business and higher payroll tax expense and business insurance costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $16.8 million, or 22.8%, to $90.6 million for the nine months ended September 30, 2007 from $73.8 million for the nine months ended September 30, 2006. This increase is due to approximately $8.2 million of incremental branch and corporate overhead expenses associated with the Initial Acquisition, higher administrative labor costs (inclusive of incentive-related compensation), higher payroll tax expense and other overhead expenses, partially offset by lower business insurance costs. As a percentage of revenues, branch and corporate overhead expenses increased to 8.3% for the nine months ended September 30, 2007 from 8.2% for the nine months ended September 30, 2006.

Depreciation and Amortization.    Depreciation and amortization increased by $3.6 million, or 18.8%, to $22.7 million for the nine months ended September 30, 2007 from $19.1 million for the nine months ended September 30, 2006. This increase is primarily the result of increased amortization related to the customer list and other assets acquired as part of the Initial, Fox and Van Ella Acquisitions.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt related to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees and $2.9 million paid to debt holders in conjunction with the refinancing in July 2006.

Operating Income.    Operating income increased by $8.6 million, or 35.7%, to $32.7 million for the nine months ended September 30, 2007 from $24.1 million for the nine months ended September 30, 2006. This increase is due to increased revenue partially offset by the items discussed above, primarily increased direct and administrative labor costs.

Interest Expense, Net.    Interest expense, net increased $2.9 million, or 8.9%, to $35.5 million for the nine months ended September 30, 2007 from $32.6 million for the nine months ended September 30, 2006. The increase was primarily due to higher outstanding debt balances related to the New Credit Agreement versus the prior year period, partially offset by lower interest rates.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid for the nine months ended September 30, 2007 and 2006 were $0 and approximately $0.4 million, respectively.

Net Loss.    Net loss decreased $5.6 million to a net loss of $2.8 million for the nine months ended September 30, 2007 from a net loss of $8.4 million for the nine months ended September 30, 2006, as a result of the items described above.

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

The following table and related notes reconciles net income (loss) to EBITDA and then EBITDA to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands) (Unaudited)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$3,212	$(3,035)	$(2,809)	$(8,435)
Interest expense, net	11,874	11,901	35,503	32,564
Depreciation and amortization	7,635	7,164	22,706	19,122
EBITDA (a)(b)	22,721	16,030	55,400	43,251
Uniform purchases	2,668	3,048	8,133	8,906
Loss on early extinguishment of debt	—	4,784	—	4,784
Adjusted EBITDA (a)(b)	$25,389	$23,862	$63,533	$56,941

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year.

(b)	The Company believes that the New Credit Agreement is a material agreement, that the financial covenants are material terms of the New Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the New Credit Agreement. Our New Credit Agreement uses the term ‘‘Consolidated EBITDA’’ to refer to ‘‘Adjusted EBITDA,’’ which is defined in the New Credit Agreement as Consolidated Net Income (as defined in the New Credit Agreement) for any period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction Documents (as defined in the New Credit Agreement) and (ii) the Initial Consent Solicitation (as defined in the New Credit Agreement), (f) one-time severance expense in an aggregate amount not to exceed $900 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the New Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500 over the term of the New Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a seperate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. The financial covenants include a consolidated leverage ratio of 5.75 to 1 of consolidated total debt as defined in our New Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) as of September 30, 2007 and a consolidated interest ratio of 1.7 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our New Credit Agreement. Failure to meet these financial covenants could result in all of the current oustanding debt to be called by the lenders.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, potential acquisitions and working capital. Our primary source of liquidity is cash provided by operating activities.

Our unrestricted cash balances were $3.4 million and $12.6 million at September 30, 2007 and December 31, 2006, respectively. This decrease of $9.2 million or 73% was primarily attributable to the timing of collections on accounts receivable balances, interest payments on our Senior Subordinated Notes and the payment of certain business insurance premiums.

Cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $11.9 million and $23.9 million, respectively. For the nine months ended September 30, 2007 and 2006, cash provided by operating activities was generated primarily from net losses of $2.8 million and $8.4 million, respectively, adjusted for non-cash expenses of $25.0 million and $26.4 million, respectively, as well as an unfavorable working capital change of $10.3 million for the nine months of 2007 compared to a favorable working capital change of $5.9 million for the nine months of 2006.

Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $13.2 million and $86.5 million, respectively. In the nine months ended September 30, 2007, the Company paid approximately $10.0 million for the Fox and Van Ella Acquisitions, purchased $2.8 million of property and equipment and $0.5 million of marketable securities. For the nine months ended September 30, 2006, the Company paid approximately $73.9 million for the Initial Acquisition, made due to affiliate payments of $10.2 million, purchased $2.1 million of property and equipment and $0.5 million of marketable securities.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the nine months ended September 30, 2007 was $7.9 million, comprised of $7.5 million of scheduled senior term loan payments and $0.4 million of capital lease payments. Cash provided by financing activities for the nine months ended September 30, 2006 was $68.2 million, primarily from the $84.9 million proceeds from the issuance of debt, partially offset by the payment of $5.9 million of financing fees, $4.4 million scheduled senior term loan payments and $5.9 million of insurance financing payments, net, and $0.4 million of member tax distributions. The $84.9 million of proceeeds from the issuance of debt were primarily used to fund the Initial Acquisition and related fees and expenses.

As of September 30, 2007, we had approximately $444.4 million of indebtedness, which includes the Notes, amounts outstanding under our New Credit Agreement and capital lease obligations. In addition, as of September 30, 2007, we had $18.1 million of unused borrowing capacity under our New Revolver, net of the issuance of $31.9 million of outstanding letters of credit.

In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid for the nine months ended September 30, 2007 and 2006 were $0 and approximately $0.4 million, respectively.

The contract security services industry is becoming increasingly competitive as more customers select security service providers through competitive bid processes intended to procure quality services at lower prices. The Company’s ability to achieve revenue growth depends not only on its ability to win new customer accounts, but also on its ability to retain its current customer accounts. There can be no assurance that the Company will continue to retain customer accounts at historic levels in an increasingly competitive industry. In addition, there can be no assurance that the Company will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, which may negatively affect profitability. These same competitive market factors have negatively affected our gross margins during the nine months ended September 30, 2007. These factors also may limit the Company’s ability to obtain rate increases from existing customers to fully offset cost increases.

Description of Indebtedness

On August 2, 2004 the Company issued $180.0 million in aggregate principal amount of Notes, at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011.

On July 20, 2006, the Company entered into the New Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank, as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million New Revolver that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the initial borrowings under the New Credit Agreement to finance the Initial Acquisition (and pay related fees and expenses) and to repay amounts outstanding under the Prior Credit Agreement.

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

The New Credit Agreement contains affirmative and negative covenants customary for such financings. The New Credit Agreement also requires the Company to maintain, as further specified in the New Credit Agreement, a minimum ratio of Consolidated EBITDA (as defined in the New Credit Agreement) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of September 30, 2007, the Company is in compliance with all covenants under the New Credit Agreement.

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

The New Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $31.9 million as of September 30, 2007. Amounts outstanding on the New Revolver are due on August 2, 2009. As of September 30, 2007, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of the long-term debt at September 30, 2007 was lower than its carrying value by approximately $7.2 million. The fair value of the long-term debt exceeded its carrying value at December 31, 2006 by approximately $5.4 million.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 15, 2005, the Company entered into a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full and the Company has not entered into a similar financing agreement since.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 33 months totaling $0.7 million.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our New Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of September 30, 2007, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At September 30, 2007, a hypothetical 10% increase in interest rates applicable to our New Credit Agreement would have increased our annual interest expense by approximately $2.2 million and would have decreased our annual cash flow from operations by approximately $2.2 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 presents quantitative and qualitative disclosures about market risk as of December 31, 2006. There have been no material changes to this disclosure as of September 30, 2007.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended September 30, 2007, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company’s strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes’’, ‘‘estimates’’, ‘‘expects’’, ‘‘projects’’, ‘‘forecasts’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘seeks’’, ‘‘plans’’, ‘‘scheduled to’’, ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

There was no material development with regard to legal proceedings during the three months ended September 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	November 14, 2007

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2007

William A. Torzolini

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 14, 2007

Mitchell L. Weiss