Form 10-K
period 2007-12-31
Allied Security Holdings LLC
filed 2008-03-17
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act of 1933. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of the registrant’s common equity held by non-affiliates is not applicable as there is no public market therefor.

As of December 31, 2007, there were 1,090,253 Class A, Class B and Class C units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLIED SECURITY HOLDINGS LLC
2007 ANNUAL REPORT ON FORM 10-K

SIGNATURES

i

Forward-Looking Statements

This Annual Report on Form 10-K, as well as certain written, electronic and oral disclosures made by Allied Security Holdings LLC (‘‘Allied Holdings’’ and together with its subsidiaries, ‘‘Allied’’ or the ‘‘Company’’) from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company’s strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

The following factors, among others, including those described in Item 1A. ‘‘Risk Factors’’ in this Annual Report on Form 10-K, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us:

•	The Company’s dependence on its relationships with its customers and reputation for providing high-quality contract security services, as well as the risk that the Company’s reputation may be damaged as a result of a publicized incident involving its services;

•	The Company’s ability to retain existing security officer service contracts (which contracts typically may be terminated by either party on 30 days’ written notice and which may also be subject to periodic bidding procedures) and to obtain new security service contracts, including in each case on terms which are favorable to the Company;

•	The Company’s exposure to liability, particularly to the extent not covered by insurance and/or where state law prohibits insurance coverage, for certain damages arising from services it provides to its customers, including by reason of the acts or omissions of the Company’s agents or employees or with respect to events that are not within the control of such agents or employees, and the Company’s indemnification obligations under certain service contracts for events occurring on client premises;

•	The Company’s inability to pass cost increases to customers in light of the price-sensitive nature of the contract security officer industry and the fixed hourly bill rates or limited fee adjustments provided for in many of the Company’s customer contracts;

•	Competitive pressures resulting from (i) new or existing security service providers, some of which have greater resources than the Company and/or are willing to provide security services at lower prices, (ii) increasing consolidation in the contract security officer industry, (iii) local and regional companies that may be better able to secure and retain customers in their regions, and (iv) decreasing expenditures of client resources on quality security services;

•	The Company’s ability to (i) attract, retain, train and manage security officers and administrative staff (and the costs associated therewith) in light of the significant number of officers the Company requires to operate its business and increasing demand and competition for such persons, and (ii) attract and retain senior operations employees and key executives and the potential loss of business resulting from the departure of key employees;

•	The effects of work stoppages and other labor disturbances;

•	The Company’s failure or inability to comply with city, county, state or federal laws and regulations, including security industry-related laws and regulations and occupational health and safety laws and regulations and, in each case, the costs associated with such compliance, as well as the costs of complying with new laws and regulations, changes in existing laws and regulations or the manner in which existing laws and regulations are interpreted;

•	The risk that non-compliance with state security licensing regulations could result in the Company being prohibited from operating its business in all or part of a given state;

•	The effect of changes in security technology, including advances in technology that may decrease demand for security officers, as well as the Company’s ability to acquire and effectively integrate available technologies into its business model;

•	Delays, difficulties or risks in implementing the Company’s business strategy, successfully integrating acquired businesses, including retaining acquired contracts and achieving cost savings, and the Company’s exposure to risks associated with acquired businesses, including the possibility of undisclosed or unforeseen liabilities resulting from such acquisitions;

•	The effects of terrorist activity or the threat of terrorism at locations serviced by the Company or elsewhere, including the Company’s exposure to liabilities not covered by insurance for terrorist attacks;

•	The Company’s ability to obtain insurance coverage on a cost effective basis or at all;

•	The insufficiency of the Company’s existing working capital, together with cash available under its Credit Facility and anticipated cash flow from operating activities, to meet the Company’s expected operating, capital spending and debt service requirements for the foreseeable future and the inability of the Company to comply with the financial covenants in the Company’s financing arrangements and/or to obtain amendments;

•	The Company’s level of indebtedness, the restrictions including financial covenants or obligations imposed on the Company by the Credit Facility and the Indenture governing the Notes, and the Company’s exposure to fluctuations in interest rates under the Credit Facility; and

•	Unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures.

In addition, we encourage investors to read the discussion of risk factors included in Item 1A ‘‘Risk Factors’’ and the discussion of critical accounting policies included in Item 7 under the heading ‘‘Critical Accounting Policies and Estimates’’, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business.

Overview

We offer premium contract security officer services to quality-conscious customers primarily in nine customer verticals throughout the United States: commercial real estate, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites, and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of February 14, 2008, we employed approximately 52,300 security officers.

William C. Whitmore, Jr., our current President, CEO and Chairman joined SpectaGuard, Inc. in 1981. SpectaGuard, Inc. served the contract security officer needs of corporate customers primarily in the Philadelphia and Boston metropolitan markets. In 1998, Albert J. Berger, our former Chairman and CEO, joined with Gryphon Partners to form SpectaGuard Acquisition LLC (‘‘SpectaGuard’’) to acquire SpectaGuard, Inc. SpectaGuard set out to consolidate the highly-fragmented and largely under-managed U.S. contract security officer industry. In 1998, SpectaGuard acquired Effective Security, Inc., a provider of contract security officer services to the New York metropolitan market. In 2000, we acquired Allied Security, a premier national provider of contract security officer services to customers in more than 38 states. Our combined business began operating under the name ‘‘Allied Security.’’ In February 2003, SpectaGuard was acquired by MacAndrews & Forbes Holdings Inc. (together with certain of its affiliates, ‘‘Mafco’’) for approximately $263.6 million. We subsequently acquired Professional Security Bureau, Ltd. (‘‘PSB’’) in December 2003 for approximately $45.8 million (the ‘‘PSB Acquisition’’) and, in March 2004, we acquired certain assets and liabilities of Security Systems, Inc. (‘‘SSI’’) for approximately $10.6 million. In August 2004, we acquired Barton Protective Services Incorporated (‘‘Barton’’) for approximately $181.0 million, subject to certain adjustments (the ‘‘Barton Acquisition’’). Simultaneously with the closing of the Barton Acquisition, we consummated transactions whereby Allied Holdings, which was formed in connection with the Barton Acquisition and related financings, became the sole member of SpectaGuard (and the members of SpectaGuard became the members of Allied Holdings). On July 20, 2006, we acquired Initial Security LLC (‘‘Initial’’) for approximately $73.9 million, net of cash acquired (the ‘‘Initial Acquisition’’). On January 31, 2007, we acquired the assets of Fox (‘‘Fox’’), a provider of manned guarding services to residential communities in Florida, for approximately $2.3 million (the ‘‘Fox Acquisition’’). On July 2, 2007, we acquired the assets of Van Ella, Inc. (‘‘Van Ella’’), a provider of employee background verification services, for approximately $7.2 million (the ‘‘Van Ella Acquisition’’). We operate under the name ‘‘AlliedBarton Security Services’’ and ‘‘AlliedBarton’’ nationally and as ‘‘VanElla’’ in the conduct of our background verification business each of which are trademarks owned by the Company.

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

We aim to provide high-quality and cost-effective contract security officer services to our customers. We encourage the retention of our security officers and seek to control our operating expenses through effective management of the hiring process, including extensive candidate screening, training and development. We believe that we offer one of the most comprehensive training programs in the contract security officer industry, which includes multiple levels focused on both mandatory and voluntary training programs. In February 2008, Training Magazine named AlliedBarton to its 2008 list of the top 125 United States companies in employee training for the third consecutive year. We believe our training processes offer us a competitive advantage by fostering an employee culture that emphasizes personal career development and provides rewards for long-term, quality service. Additionally, we offer a competitive compensation package to our security officers, including paid holidays and vacations, a 401(k) plan and, in most cases, medical, dental and life insurance benefits. We believe that our premium wage and benefits package contributes to a favorable turnover rate for our security officers as compared to industry averages.

We believe that our low security officer turnover rate decreases personnel-related costs, including recruiting, screening, training and uniform outfitting costs, and allows us to provide a higher overall level of service to our customers by providing a consistent security officer staff. The annual turnover rate for our security officers is approximately 58% against an industry average of approximately 75% for companies of comparable size.

Our Operations

We recruit, screen, hire, train, outfit, schedule and supervise security officers who are deployed at customer locations. We use market-specific services for each of the vertical markets we target, such as bike patrols in shopping centers and at colleges and universities, vehicle patrols of ATMs for financial institutions and escorts in shopping centers. Until March 31, 2007, we also provided contract employees for toll collection services to the State of Florida, Department of Transportation.

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

Regional Management

Our operations are divided into 15 geographic regions, each of which is managed by a vice president/general manager or other regional manager responsible for developing and executing our regional business plan based on the demand, needs and competition in our regional markets. While each regional business plan is based on our overall corporate strategy, our regional general managers evaluate and recommend programs and initiatives designed to build success in their particular regional markets. The primary mission of the regional general manager is to follow through on our focus on customer service to ensure that client expectations are being met. They also are expected to manage the growth and profitability of their regions’ operations.

District Office Management

We employ approximately 153 district managers in 111 offices nationwide, each of whom is responsible for the day-to-day management of the account managers, site supervisors and security officers in a particular district. Typically reporting to the vice president/general manager for the region, each district manager supervises account managers, customer relations and the recruiting and training of security officers for the district.

Sales and Marketing

Our sales and marketing efforts are designed to focus on quality-conscious customers throughout the United States. Our customers are primarily located in city centers and other concentrated business districts and select densely-populated suburban areas. We concentrate on customers in our target vertical markets as our experience indicates that these businesses desire high-quality security officer services and are less motivated by price than by service quality.

Our sales efforts are driven by regionally-based vice presidents of business development who oversee our business development managers. Vice presidents also are dedicated to specific vertical markets and use their expertise to create marketing and sales strategies for our sales force for those markets.

Our key marketing vehicles are sales literature, security industry conferences and trade shows, advertising, public relations, our website, electronic marketing and direct mail. Our marketing team strives to position us as the industry leaders and experts on safety, security and training. We do so by providing safety and security information to customers and prospects and by operating as a resource for the media covering those topics.

Customers

As of December 31, 2007, we provided security services to over 3,500 clients in 45 states and the District of Columbia including approximately 200 of the Fortune 500 companies. We provide security services to commercial real estate, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. In 2007, no single customer represented more than 3% of our revenues, and the revenues from our ten largest customers represented approximately 13% of our 2007 revenues.

Employees

As of February 14, 2008, we employed approximately 53,300 individuals, consisting of approximately 52,300 security officers and approximately 1,000 branch and corporate managerial and administrative employees in 111 offices nationwide.

As of December 31, 2007, collective bargaining agreements covered approximately 6% of our employees. We believe that our relationships with our employees are good, and we have not experienced any work stoppages as a result of labor disputes.

Insurance

We believe that we maintain all appropriate forms of insurance, including comprehensive general liability, performance and crime bonding, professional liability, automobile coverage and excess and umbrella coverage. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with all state workers’ compensation laws. A certificate of insurance is made available to customers upon request.

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

Website Access to Reports

Our internet website is http://www.alliedbarton.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are made available on our website free of charge as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (‘‘SEC’’ or the ‘‘Commission’’). Our website address is provided as an inactive textual reference only. The information provided on our website is not part of this Annual Report on Form 10-K, and is not incorporated by reference.

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

We have substantial debt.

As of December 31, 2007, we and our consolidated subsidiaries had approximately $441.8 million of outstanding debt (excluding obligations to trade creditors). We may incur additional debt in the future, including additional debt under our Credit Facility (as defined below). As of December 31, 2007, we had $18.1 million of unused borrowing capacity under our Credit Facility, net of the issuance of $31.9 million of outstanding letters of credit. Our substantial level of indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to make debt service payments on the Notes (as defined below) and our Credit Facility, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we are exposed to fluctuations in interest rates because our Credit Facility has a variable rate of interest;

•	we have performance-based financial covenants which require the Company to meet minimum Consolidated EBITDA (as defined below) ratios as defined in our New Credit Agreement (as defined below);

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

The Indenture governing the Notes and our Credit Facility impose significant restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The Indenture governing the Notes and our Credit Facility impose and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase stock;

•	incur liens;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	merge or consolidate;

•	transfer or sell assets; and

•	limit dividends and other payments by our restricted subsidiaries to us.

We cannot assure you that these restrictions will not adversely affect our ability to finance our future operations or capital needs, pursue available business opportunities or take certain corporate actions.

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

We provide security services at various customer locations. We may be held liable for the negligent acts or misconduct of our agents or employees performed while on duty and in the course and scope of their employment. We experience a significant volume of claims and litigation asserting that we are liable for damages as a result of the conduct of our employees or others. We may from time to time be subject to claims that our officers have physically or emotionally harmed individuals in the course of providing these services, or members of the public may be otherwise injured by events occurring on client premises, including events that are not under the immediate control of our security officers. Individuals may bring personal injury lawsuits against us seeking substantial damages based on alleged negligence or other theories of liability relating to our provision of security services, including with respect to injuries not directly caused by, or within the control of, our security officers. Under principles of common law, we generally can be held liable for wrongful acts or omissions to act of our agents or employees during the course, and within the scope, of their agency or employment with us.

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

We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to:

•	successfully merge corporate cultures and operational, financial and internal control systems;

•	integrate and retain the customer base of the acquired business;

•	realize cost reduction synergies; and

•	as necessary, retain key management members and technical personnel of acquired companies.

If we fail to integrate acquired businesses successfully or to manage our growth, that failure could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired business, consolidate its operations to achieve cost savings or maintain or renew any of its contracts.

In addition, there may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on any company that we may acquire, or have recently acquired. Also, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

In addition, terrorist attacks that do not directly involve locations serviced by us could have a material impact on us by increasing our insurance coverage costs or making insurance coverage unavailable altogether. We have coverage for terrorist attacks under an excess liability insurance policy. This policy is subsidized by the government under the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA. TRIPRA is a government-sponsored program which allows insurance carriers to pass on liability exposure to the government in the event of a terrorist act. TRIPRA expires on December 31, 2014, and it is possible that TRIPRA will not be renewed and, as a result, insurance companies will no longer be willing to provide terrorism coverage to us on the same terms, or at all. This could have a material impact on us by increasing our insurance coverage costs or rendering us unable to obtain such insurance which, in the event of a terrorist attack, could materially and adversely affect our business, financial condition or results of operations.

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

Our business involves the labor-intensive delivery of contract security services. We derive our revenues largely from contract security officer services performed by our security officers. As of February 14, 2008, we employed approximately 52,300 security officers. Our future performance depends in large part upon our ability to attract, develop, motivate and retain skilled security officers and administrative staff. Qualified security officers and administrative staff are in demand, and there is significant competition for these individuals from other security firms, government agencies and other similar enterprises. As a result, we may not be able to attract and retain sufficient numbers of these qualified individuals in the future, which may adversely affect our future performance.

Turnover of contract security officers is significant. The loss of the services of, or the failure to recruit, a significant number of skilled security officers and administrative staff would harm our business, financial condition and results of operations, including our ability to secure and complete service contracts. Furthermore, if we do not successfully manage our existing security officers and administrative staff, we may not be able to achieve the anticipated billing rates, service quality, level of unbillable overtime and other performance measures that are important to our business, financial condition and results of operations.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our operations.

As of December 31, 2007 approximately 6% of our employees were unionized. Our industry has been the subject of campaigns to increase the number of unionized employees. Although we believe that our relationships with our employees are good, we cannot provide any assurances that organized labor action at one or more of our facilities will not occur, or that any such activities, or any other labor difficulties at our facilities or the facilities of any of our customers, would not materially affect us.

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

Our success is dependent to a significant extent upon the continuing efforts, abilities and business generation capabilities of our senior management team and key employees. We have programs in place to motivate, reward and retain our management teams, including cash bonus and equity incentive plans. However, the loss or unavailability of any of our executive officers and key employees could harm our ability to properly service or retain existing clients or operate new businesses. Our success and plans for future growth will also depend on our ability to hire and retain senior operational employees in all areas of our business.

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

Our business involves the labor-intensive delivery of contract security services performed by our security officers. Changes in technologies that provide alternatives to security officer services or that decrease the number of security officers required to perform effectively their services may decrease our customers’ demand for our security officer services. In addition, if such technologies become available for use in the industry, these technologies may be proprietary in nature and not be available for use by us in servicing our customers. Even if these technologies are available for our use, we may not be able to integrate successfully such technologies into our business model or may be less successful in doing so than our competitors or new entrants in the industry. A decrease in demand for our security officer services or our inability to effectively utilize such technologies may adversely affect our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

Not applicable

Item 2.    Properties.

Our principal executive offices are located at 3606 Horizon Drive, King of Prussia, Pennsylvania 19406. Our principal real estate consists primarily of our executive offices and district offices, with additional smaller offices to handle recruiting and other administrative functions in some areas. A significant number of these facilities are held under long-term operating leases, while others are held under short-term or month-to-month leases. As of December 31, 2007, we maintained 111 district offices nationwide. All of these are leased, and none are owned. We believe that if we were unable to renew the lease on any of these facilities, we would be able to lease other suitable facilities on commercially reasonable terms. We do not believe that any individual facility or lease is material to our business.

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

We maintain self-insurance programs and insurance coverage for this general liability risk, which we believe adequately insure us. We also seek to mitigate this risk exposure through indemnification or liability limitations in our contracts, analysis of customer facilities and implementation of programs for employee screening, training, supervision and safety and anonymous reporting by our employees. We believe that we have established adequate reserves for litigation liabilities in our consolidated financial statements. From time to time, we are involved in arbitrations or legal proceedings that arise in the ordinary course of business. We cannot predict the timing or outcome of these claims and proceedings. Currently, we are not involved in any arbitration and/or legal proceeding that we expect to have a material effect on our business, financial condition, results of operations or cash flows. Exposure to litigation is inherent in our ongoing business and may harm our business in the future.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any class of our membership interests. As of December 31, 2007, there were 890,985, 77,627 and 121,641 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 108,142 had vested and 13,499 remained unvested. All Class A, Class B and Class C units are non-voting. As of December 31, 2007, there were 14 holders of Class A units, 8 holders of Class B units, and 14 holders of Class C units.

We pay distributions to our members with respect to income taxes that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Our Credit Facility (as defined below) restricts our ability to pay dividends or other distributions (other than tax-related distributions and certain other limited exceptions) on our equity interests. The Indenture governing the Notes (as defined below) also places certain restrictions on our ability to pay dividends and make other distributions (other than the tax-related distributions and certain other limited exceptions). Tax-related distributions paid were $0.8 million in 2007 and $0.4 million in 2006.

Item 6.    Selected Financial Data.

The following table sets forth our selected Consolidated Statements of Operations data for the period from January 1, 2003 to February 18, 2003, the period from February 19, 2003 to December 31, 2003 and the years ended December 31, 2004, 2005, 2006 and 2007, and our selected Consolidated Balance Sheet data as of February 18, 2003 and December 31, 2003, 2004, 2005, 2006 and 2007. All such data have been derived from our consolidated financial statements.

Our selected consolidated financial data set forth below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Predecessor (1)	Successor (1)
	Period From January 1, 2003 to February 18, 2003	Period From February 19, 2003 to December 31, 2003 (2)	Year Ended December 31,
			2004 (2)	2005	2006 (2)	2007 (2)
	(tabular information in thousands)
Consolidated Statement of Operations Data:
Revenues	$70,419	$483,725	$873,401	$1,124,549	$1,261,816	$1,484,710
Cost of revenues	60,262	407,332	745,883	969,815	1,094,877	1,285,305
	10,157	76,393	127,518	154,734	166,939	199,405
Branch and corporate overhead expenses (3)	11,119	48,014	83,588	93,100	106,449	121,416
Depreciation and amortization	830	11,890	19,535	25,312	26,552	30,413
Loss on early extinguishment of debt (4)	3,291	—	18,742	—	4,784	—
Operating (loss) income	(5,083)	16,489	5,653	36,322	29,154	47,576
Interest expense, net	6,190	15,581	31,385	40,341	44,525	47,229
(Loss) income before income tax benefit	(11,273)	908	(25,732)	(4,019)	(15,371)	347
Income tax benefit (5)	(1,421)	—	—	—	—	—
Net (loss) income applicable to members	$(9,852)	$908	$(25,732)	$(4,019)	$(15,371)	$347

	Predecessor (1)	Successor (1)
	Period From January 1, 2003 to February 18, 2003	Period From February 19, 2003 to December 31, 2003 (2)		Year Ended December 31,
				2004 (2)		2005	2006 (2)		2007 (2)
	(tabular information in thousands, except for per hour information)
Other Financial and Operating Data:
Adjusted EBITDA (6)	$(268)	$33,202	(10)	$53,038	(10)	$73,952	$73,795	(10)	$89,079	(10)
Cash flows from operating activities	$(107)	$16,967		$14,901		$19,089	$22,652		$25,211
Capital expenditures	$208	$1,241		$1,771		$3,949	$3,357		$3,929
Security Officer Data:
Hours billed	4,351	29,487		51,708		62,117	63,466	(11)	87,057
Average bill rate per hour	$15.22	$15.42		$15.54		$15.94	$16.21	(11)	$16.12
Hours paid (7)	4,422	30,283		53,372		64,158	65,139	(11)	89,229
Average pay rate per hour	$10.44	$10.59		$10.61		$11.19	$11.46	(11)	$11.48

	Predecessor (1)	Successor (1)
	As of February 18, 2003	As of December 31,
		2003	2004	2005	2006	2007
	(tabular information in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$8,102	$11,008	$10,710	$12,622	$12,611
Accounts receivable, net	$52,486	$65,438	$129,729	$135,461	$180,776	$203,164
Total assets	$189,573	$403,154	$637,852	$617,996	$693,071	$697,383
Total debt	$90,270	$181,662	$390,212	$377,306	$452,056	$441,814
Total members equity (8)	$14,273	$129,035	$104,989	$93,861	$83,005	$79,752

Dollar amounts in footnotes below are in thousands.

(1)	SpectaGuard was acquired by Mafco on February 19, 2003. Financial data presented herein for periods prior to and including February 18, 2003 relate to SpectaGuard prior to the Mafco transaction (the ‘‘Predecessor’’). Financial data presented herein for periods beginning on and after February 19, 2003 relate to SpectaGuard after the Mafco transaction (the ‘‘Successor’’).

(2)	Our selected consolidated historical financial data includes the effect of the following business transactions, from and after the date of the transactions, as follows:
•	Period from February 18, 2003 to December 31, 2003: PSB acquired on December 19, 2003 for $45,766;
•	Year ended December 31, 2004: Certain assets and liabilities of SSI acquired on March 19, 2004 for $10,574; the Barton Acquisition completed on August 2, 2004 for $181,033;
•	Year ended December 31, 2006: the Initial Acquisition completed on July 20, 2006 for $79,131; and
•	Year ended December 31, 2007: the Fox Acquisition completed on January 31, 2007 for $2,303 and the Van Ella Acquisition completed on July 2, 2007 for $7,179.
(3)	An affiliate of Gryphon SpectaGuard Partners, L.P., the Predecessor’s majority owner, charged the Predecessor an administrative fee for management services performed on its behalf and the Predecessor paid reimbursements for certain costs incurred in connection with those services. Fees and reimbursements for the period from January 1, 2003 to February 18, 2003, totaled $188. As a result of the Mafco transaction, the Predecessor cancelled the agreement pursuant to which such amounts were paid resulting in a termination fee of $2,680. In addition, certain members of management received transaction related compensation upon completion of the Mafco acquisition totaling $1,320.
(4)	In connection with the Mafco transaction in February 2003, $87,822 of SpectaGuard’s then existing debt was repaid, resulting in an early extinguishment of debt loss of $3,291. In connection with the Barton Acquisition in August 2004, $186,900 of our then existing debt was repaid, resulting in an early extinguishment of debt loss of $18,742. In connection with the Initial Acquisition in July 2006, our Prior Credit Facility was amended and restated resulting in an early extinguishment of debt loss of $4,784.
(5)	The members of the Successor have elected to be treated as a partnership for both federal and state income taxes. Certain Predecessor subsidiaries were taxed under Subchapter C of the Internal Revenue Code. For additional detail, see the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(6)	The Company believes that the New Credit Agreement (as defined below) is a material agreement, that the financial covenants are material terms of the New Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the New Credit Agreement. We use the term ‘‘Consolidated EBITDA’’ in our New Credit Agreement to refer to our Adjusted EBITDA, which is defined in the New Credit Agreement as Consolidated Net Income (as defined in the New Credit Agreement) for such period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction (as defined in the New Credit Agreement) Documents and (ii) the Initial Consent Solicitation, (f) one-time severance expense in an aggregate amount not to exceed $900 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the New Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500 over the term of the New Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a separate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. The financial covenants include a consolidated leverage ratio of 5.75 to 1 of consolidated total debt as defined in our New Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) as of December 31, 2007 and a consolidated interest ratio of 1.7 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our New Credit Agreement. Failure to meet these financial covenants could result in all of the current outstanding debt to be called by the lenders.
EBITDA or Adjusted EBITDA is not defined under United States generally accepted accounting principles, or GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. EBITDA and Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. EBITDA and Adjusted EBITDA do not include interest expense, which has required significant uses of the Company’s cash in the past and will require the Company to expend significant cash resources in the future. EBITDA and Adjusted EBITDA also do not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating the Company’s operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA and Adjusted EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or any business we may acquire. Our computation of EBITDA or Adjusted EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate these measures in the same fashion.
(7)	Hours paid generally exceed hours billed due to training and overtime hours incurred that are not billable, per our customer contracts.
(8)	Mafco and certain of its affiliates, certain members of management and other investors contributed $116,915 of cash to us in February 2003 and an additional $10,000 of cash to us in May 2003. In December 2003, Mafco and certain of its affiliates, certain members of management and other investors contributed $7,500 of cash to us to partially fund the acquisition of PSB.

The following table reconciles net (loss) income, as presented above, to Adjusted EBITDA:

	Predecessor (1)				Successor (1)
	Period From January 1, 2003 to February 18, 2003		Period From February 19, 2003 to December 31, 2003		Year Ended December 31,
					2004		2005	2006		2007
	(tabular information in thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (loss) income	$(9,852)		$908		$(25,732)		$(4,019)	$(15,371)		$347
Interest expense, net	6,190		15,581		31,385		40,341	44,525		47,229
Income tax benefit	(1,421)		—		—		—	—		—
Depreciation and amortization	830		11,890		19,535		25,312	26,552		30,413
EBITDA	(4,253	)(9)	28,379	(10)	25,188	(9)(10)	61,634	55,706	(9)(10)	77,989	(10)
Uniform purchases	694		4,823		9,108		12,318	13,305		11,090
Loss on early extinguishment of debt	3,291		—		18,742		—	4,784		—
Adjusted EBITDA	$(268)		$33,202	(10)	$53,038	(10)	$73,952	$73,795	(10)	$89,079	(10)
(9)	Includes the effect of loss on early extinguishments of debt totaling $3,291 for the period from January 1, 2003 to February 18, 2003, $18,742 for the year ended December 31, 2004 and $4,784 for the year ended December 31, 2006.
(10)	EBITDA and Adjusted EBITDA for the years ended December 31, 2007, December 31, 2006, December 31, 2004 and December 31, 2003 as shown in this table do not include the historical results of operations of Van Ella, Fox, Initial, Barton, SSI and PSB prior to their respective acquisition dates on July 2, 2007, January 31, 2007, July 20, 2006, August 2, 2004, March 19, 2004 and December 19, 2003.
(11)	Hours and rates per hour for 2006 do not include Initial.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled ‘‘Risk Factors’’ in this Annual Report on Form 10-K, actual results may differ materially from those anticipated by such forward-looking statements. See ‘‘Forward-Looking Statements.’’

Overview

We offer premium contract security officer services to quality-conscious customers primarily in nine customer verticals throughout the United States: commercial real estate, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of February 14, 2008, we employed approximately 52,300 security officers and provided contract security officer services to over 3,500 clients, including approximately 200 of the Fortune 500 companies, in 45 states and the District of Columbia. We also provide background verification services under the tradename ‘‘VanElla’’.

Recent Acquisitions

On January 31, 2007, we acquired the assets of Fox, which provides manned guarding services to residential communities in Florida. The cost of the Fox Acquisition, which was funded by operating cash flow, was approximately $2.3 million, inclusive of a working capital adjustment of approximately $0.1 million and a contractual price adjustment with respect to customer retention, post-closing of approximately $0.4 million. In October 2007, we received from an escrow established at closing payments in respect of these two purchase price adjustments. Results of operations for the year ended December 31, 2007 include 335 days of operations of Fox subsequent to the acquisition date.

On July 2, 2007, we acquired the assets of Van Ella, a provider of employee background verification services. The preliminary cost of the Van Ella Acquisition, which was funded by operating cash flow, was approximately $7.2 million. In connection with the Van Ella Acquisition, we deposited approximately $1.3 million of the purchase price into an escrow account pending resolution of any claims for indemnification from the sellers. No disbursements have been made from the escrow account since the original deposit was made. Results of operations for the year ended December 31, 2007 include 183 days of operations of Van Ella subsequent to the acquisition date.

Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed-upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our service employees was approximately 58% for the year ended December 31, 2007, which compares favorably to the average retention rates in our industry.

Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, payroll taxes, medical and life insurance benefits, workers’ compensation costs, general liability insurance costs and uniform purchases. We believe that we have higher wages and related payroll taxes and benefits costs than others in our industry, due to our focus on attracting and retaining a highly qualified workforce, which in turn allows us to maintain more favorable turnover rates. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

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

On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility (the ‘‘Credit Facility’’) with Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (which date will be automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) which matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. Under the terms of the New Credit Agreement, the Company is permitted to add-back to Consolidated EBITDA, as defined in the New Credit Agreement, (i) expenses for the purchase of uniforms; (ii) pro forma cost savings as stipulated in the New Credit Agreement; and (iii) one-time severance expense in an aggregate amount not to exceed $0.9 million in fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates, judgments and assumptions on historical experience and on other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenues

Revenues are recorded on an accrual basis in the period services are performed. Client billings are based on client contracts, which generally include a mark-up on wages paid or a stated bill rate for hours worked. The vast majority of our customers are billed a rate for hours worked which includes wages and benefits. In certain cases, clients require specific items be excluded from the billed rate, such as medical benefits, vehicle leases and maintenance. In those cases, these items are billed separately, in certain cases with a negotiated mark-up and in other instances at our cost. Clients are billed on a weekly, bi-weekly, monthly or quarterly basis.

Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, related payroll taxes, medical and life insurance benefits, workers’ compensation, general liability insurance costs and uniform purchases. All security officers and account manager payroll and payroll related expenses are classified as cost of revenues. Wages paid include regular pay, overtime, bonus, vacation, training, holiday and sick time. The total hours paid normally exceed total hours billed mainly due to overtime premium and training time, which generally are not billable. Prior to January 1, 2007, medical benefit costs for the majority of our workforce were based on self-insured plans. The self-insured medical costs were recorded by applying internal estimates based on actual claims history. Beginning January 1, 2007, we converted to premium-based plans. The premium-based plan costs are charged based on actual premiums paid. Workers’ compensation and general liability insurance costs are recorded by applying historical rates based on actual claims history and premium and administrative costs. The estimated charge covers all premiums, claims and administrative costs. These charges are monitored closely against established reserves.

Branch and Corporate Overhead Expenses

Branch overhead expense includes all salaries, salary-related expenses, benefits and travel and entertainment costs paid to branch level employees. Branch administrative personnel typically include division presidents, vice president/general managers, district managers, support and administrative staff. Other primary branch overhead expenses include rent, classified advertisements, office expenses and bad debt expense. Corporate overhead expense includes all expenses related to our headquarters, salaries and related expenses, including benefits, commissions, incentive compensation, travel and entertainment costs, rent, sales and marketing costs, professional and consulting fees, and office expenses.

Depreciation and Amortization Expense

Depreciation expense consists of depreciation of office furniture, fixtures and equipment, computer equipment, computer and operating software, vehicles and leasehold improvements. Amortization consists of the amortization of the value of the customer lists related to the acquisition by Mafco and the acquisitions of PSB, SSI, Barton, Initial, Fox and Van Ella. It also includes the amortization of covenants not-to-compete.

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

Allowance for Doubtful Accounts Reserve

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

Marketable Securities

Our marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ Our securities are traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported in a separate component of accumulated other comprehensive income. We report realized investment gains and losses in interest expense, net. All of our available-for-sale securities are classified as long-term and include investments that do not have contractual maturities, due to the nature of the investment vehicle.

Insurance Reserves

We maintain insurance coverage, subject to self-insured retentions, for workers’ compensation, general liability and equal employment opportunity matters. We also maintain insurance coverage for medical claims, however, effective January 1, 2007, we no longer are subject to self-insured retentions under our medical program. Reserves have been provided for certain of these claims based upon insurance coverages and management’s judgment. Management reviews these estimates on a quarterly basis subject to information then currently available and adjusts the reserves accordingly. In the opinion of management, we believe our insurance reserves are sufficient to cover the ultimate costs of these claims.

Uniform Purchases

We expense all uniform purchases at the time of receipt to cost of revenues.

Goodwill and Intangible Assets

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

Share-Based Compensation Plans

We account for our share-based compensation plans in accordance with SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’). The principal awards issued under our share-based compensation plans are Class C units. The compensation cost associated with such awards is measured at the grant date based on the estimated fair value of the award.

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

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Revenues.    Revenues increased by $222.9 million, or 17.7%, to $1,484.7 million for fiscal 2007 from $1,261.8 million for fiscal 2006. This increase was primarily attributable to $127.6 million of incremental revenues associated with the Initial Acquisition as well as revenue from new security service contracts, together with rate increases, partially offset by the impact of security service contracts lost and the expiration of the State of Florida, Department of Transportation toll collection services contract on March 31, 2007. The average security officer billing rate decreased 0.6% to $16.12 for fiscal 2007 from $16.21 for fiscal 2006 primarily as a result of the full year impact of Initial’s lower rates.

Cost of Revenues.    Cost of revenues increased by $190.4 million, or 17.4%, to $1,285.3 million for fiscal 2007 from $1,094.9 million for fiscal 2006. This increase was primarily attributable to $111.7 million of incremental cost of revenues associated with the Initial Acquisition as well as additional costs associated with the additional net revenue. Cost of revenues as a percentage of revenues decreased to 86.6% for fiscal 2007 from 86.8% for fiscal 2006. The decrease was due mainly to lower business insurance costs and other direct costs partially offset by increased direct labor costs in contract renewals and new business and higher payroll taxes. The average security officer pay rate per hour increased 0.2% to $11.48 for fiscal 2007 from $11.46 for fiscal 2006 due primarily to inflation and requirements under new and existing customer contracts, partially offset by the impact of Initial’s lower rates.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $15.0 million, or 14.1%, to $121.4 million for fiscal 2007 from $106.4 million for fiscal 2006. This increase was due to approximately $8.2 million of incremental branch and corporate overhead expenses associated with the Initial Acquisition, higher administrative labor costs (inclusive of incentive-related compensation), higher payroll tax expense and other overhead expenses, partially offset by lower business insurance costs. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.2% for fiscal 2007 from 8.4% for fiscal 2006 primarily due to the achievement of planned cost savings related to the Initial Acquisition as well as lower business insurance costs, partially offset by higher labor costs.

Depreciation and Amortization.    Depreciation and amortization increased by $3.8 million, or 14.3% to $30.4 million for fiscal 2007 from $26.6 million for fiscal 2006. This increase was primarily the result of increased amortization related to the customer lists and other assets acquired as part of the Initial, Fox and Van Ella Acquisitions.

Loss on early extinguishment of debt.    The fiscal 2006 loss on early extinguishment of debt related to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees and $2.9 million paid to debt holders in conjunction with the refinancing in July 2006.

Operating Income.    Operating income increased by $18.4 million, or 63.0%, to $47.6 million for fiscal 2007 from $29.2 million for fiscal 2006. This increase was due to increased revenue and the loss on the early extinguishment of debt in fiscal 2006, partially offset by the items discussed above, primarily increased direct and administrative labor costs.

Interest Expense, Net.    Interest expense, net, increased $2.7 million, or 6.1%, to $47.2 million for fiscal 2007 from $44.5 million for fiscal 2006. The increase was primarily due to higher outstanding debt balances related to the New Credit Agreement in fiscal 2007 versus fiscal 2006, partially offset by lower interest rates.

Income Tax Expense (Benefit).    Subsequent to the Mafco acquisition, our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Tax-related distributions paid were $0.8 million in fiscal 2007 and $0.4 million in fiscal 2006.

Net Income (Loss).    Net income increased by $15.7 million to a net income of $0.3 million for fiscal 2007 from a net loss of $15.4 million for fiscal 2006, as a result of the items described above.

Fiscal 2006 Compared to Fiscal 2005

Revenues.    Revenues increased by $137.3 million, or 12.2%, to $1,261.8 million for fiscal 2006 from $1,124.5 million for fiscal 2005. This increase was primarily attributable to 164 days of operating results related to the Initial Acquisition which resulted in an additional $104.0 million of revenues and to the revenue from new service contracts, together with rate increases, partially offset by the impact of security service contracts lost. The average security officer billing rate, excluding Initial, increased 1.7% to $16.21 for fiscal 2006 from $15.94 for fiscal 2005 primarily as a result of increased pay rates for security officers.

Cost of Revenues.    Cost of revenues increased by $125.1 million, or 12.9%, to $1,094.9 million for fiscal 2006 from $969.8 million for fiscal 2005. The increase was primarily attributable to $85.9 million of costs associated with the 164 days of operating results related to the Initial Acquisition as well as increases in direct labor costs. Cost of revenues as a percentage of revenues increased to 86.8% for fiscal 2006 from 86.2% for fiscal 2005. The increase was due mainly to increased direct labor costs in contract renewals and new business partially offset by lower business insurance costs. The average security officer pay rate per hour, excluding Initial, increased 2.4% to $11.46 for fiscal 2006 from $11.19 for fiscal 2005 due primarily to inflation and requirements under new and existing customer contracts.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $13.3 million, or 14.3%, to $106.4 million for fiscal 2006 from $93.1 million for fiscal 2005. This increase was primarily due to $10.9 million of branch and corporate overhead expenses associated with Initial as well as higher professional fees and incentive-related compensation. As a percentage of revenues, branch and corporate overhead expenses increased to 8.4% for fiscal 2006 from 8.3% for fiscal 2005 primarily the result of an increase in professional fees and incentive-related compensation.

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

Loss on early extinguishment of debt.    The fiscal 2006 loss on early extinguishment of debt related to a $1.9 million write-off in Prior Senior Term Loan deferred financing fees and $2.9 million paid to debt holders in conjunction with the refinancing.

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

Cash provided by operating activities for fiscal 2007, fiscal 2006 and fiscal 2005 was $25.2 million, $22.7 million and $19.1 million, respectively. For fiscal 2007, fiscal 2006 and fiscal 2005, cash provided by operating activities was generated from net income of $0.3 million and net losses of $15.4 million and $4.0 million, respectively, adjusted for non-cash expenses of $33.5 million, $34.7 million and $29.4 million, respectively, as well as an unfavorable working capital change of $8.6 million in fiscal 2007, a favorable working capital change of $3.3 million in fiscal 2006 and an unfavorable working capital change of $6.3 million in fiscal 2005. The net loss for fiscal 2006 includes the loss on early extinguishment of debt totaling $4.8 million. Cash paid for interest for fiscal 2007, fiscal 2006 and fiscal 2005 was $44.9 million, $41.4 million and $36.8 million, respectively.

Cash used in investing activities for fiscal 2007, fiscal 2006 and fiscal 2005 was $13.9 million, $87.7 million and $3.8 million, respectively. In fiscal 2007, we paid approximately $2.3 million for the Fox Acquisition and approximately $7.2 million for the Van Ella Acquisition. In fiscal 2006, we paid approximately $73.9 million for the Initial Acquisition and made a payment to affiliate of $10.2 million relating to the Special Payment (as hereinafter defined). In fiscal 2007, fiscal 2006 and fiscal 2005, we paid $3.9 million, $3.4 million and $3.9 million, respectively, for purchases of property and equipment. We expect to incur approximately $5.0 million in capital expenditures in fiscal 2008.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for fiscal 2007 was $11.4 million related to scheduled term loan payments of $10.0 million, member tax distributions of $0.8 million and capital lease payments of $0.5 million. Cash provided by financing activities for fiscal 2006 was $66.9 million primarily from the $84.9 million proceeds from the issuance of debt, partially offset by $5.9 million of financing fees, $5.7 million scheduled term loan payments and $5.9 million insurance financing payments, net. The $84.9 million proceeds from issuance of debt were primarily used to fund the Initial Acquisition and related fees and expenses. Cash used in financing activities for fiscal 2005 was $15.5 million primarily related to scheduled term loan payments of $12.8 million, member tax distributions of $1.5 million and $0.9 million of financing fees.

Historically, in the ordinary course of business, we had entered into short-term financing agreements in order to fund our business insurance premiums. On August 15, 2005, the Company entered into such a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full, and the Company has not entered into a similar financing agreement since.

As of December 31, 2007, we had approximately $441.8 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility and capital lease obligations. In addition, as of December 31, 2007, we had $18.1 million of unused borrowing capacity under our Credit Facility, net of the issuance of $31.9 million of outstanding letters of credit.

The following table summarizes our contractual obligations by year at December 31, 2007:

	Payments Due by Year as of December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Contractual Obligations (1):
Long-term debt	$441,214	$10,000	$10,000	$242,500	$178,714	$—	$—
Fixed and variable rate debt interest (2)	121,698	40,735	39,952	29,920	11,091	—	—
Non-cancelable operating leases	27,653	10,652	7,713	4,896	2,490	1,196	706
Non-cancelable capital leases	600	402	180	18	—	—	—
Covenants not-to-compete	500	500	—	—	—	—	—
Due to affiliates	5,843	5,843	—	—	—	—	—
Total	$597,508	$68,132	$57,845	$277,334	$192,295	$1,196	$706

(1)	The contractual obligations table does not include liabilities for our Supplemental Executive Retirement Plan and Supplemental Income Plan which amount to $1,984 and $1,584, respectively, at December 31, 2007.
(2)	Variable rate debt interest was calculated using the December 31, 2007 interest rate of 7.83% assuming the new senior term loan was outstanding until its maturity date.

In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid were $0.8 million in fiscal 2007, $0.4 million in fiscal 2006 and $1.5 million in fiscal 2005.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at our current level of operations or that anticipated improvements in our current level of operations will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. As of December 31, 2007, we do not have any material commitments related to capital expenditures.

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

We are exposed to interest rate risk related to changes in interest rates for borrowings under our New Senior Term Loan and New Revolver. These borrowings bear interest at variable rates. At December 31, 2007, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $2.1 million and would have decreased our annual cash flow from operations by approximately $2.1 million.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated by reference herein.

(c) Change in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Managers, Executive Officers and Corporate Governance.

Allied Holdings is a Delaware limited liability company that became the sole member of SpectaGuard Acquisition LLC on August 2, 2004 in connection with the Transactions. The business and affairs of Allied Holdings are managed by a Board of Managers which operates in a manner similar to the board of directors of a corporation. As of December 31, 2007, the Board of Managers consisted of ten individuals, each of whom is referred to as a Manager. Managers serve until their resignation or replacement, at the discretion of the Board of Managers.

Set forth below is information concerning Allied Holdings’ executive officers and Managers as of January 1, 2008.

Name	Age	Position
William C. Whitmore, Jr.	55	Chairman, President, Chief Executive Officer and Manager
David I. Buckman	46	Executive Vice President and General Counsel
William A. Torzolini	47	Senior Vice President and Chief Financial Officer
Ronald O. Perelman	65	Manager
Floyd I. Clarke	65	Manager
John A. Fry	47	Manager
Ann Dibble Jordan	73	Manager
General Jack Keane	65	Manager
Michael J. Regan	65	Manager
Barry F. Schwartz	58	Manager
Todd J. Slotkin	54	Manager
Ray Wirta	64	Manager

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

David I. Buckman has served as Allied Holdings’ Executive Vice President and General Counsel since January 1, 2006. From April 2005 through December 2005, Mr. Buckman held the title of Senior Vice President and General Counsel. As General Counsel, Mr. Buckman is responsible for the legal affairs of the Company, including its regulatory compliance and risk management functions. He also supervises Allied Holdings’ human resources functions, including recruitment and training. From 1994 until he joined Allied Holdings, Mr. Buckman was Associate General Counsel of Aramark Corporation, an international provider of managed services, including food, facility and uniform services. From 1988 until 1994, Mr. Buckman was associated with the law firm of Morgan, Lewis & Bockius LLP.

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

Ronald O. Perelman has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Perelman served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Perelman has been Chairman of the Board of Directors and Chief Executive Officer of Mafco and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Board of Revlon Consumer Products Corporation (‘‘Revlon Products’’) and Revlon, Inc. (‘‘Revlon’’). Since September 2007, Mr. Perelman has served as Chairman of the Board of M & F Worldwide Corp. (‘‘M & F Worldwide’’). Mr. Perelman is a director of the following entities which are required to file reports pursuant to the Exchange Act: M & F Worldwide, Revlon Products, Revlon, and Scientific Games Corporation.

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

Ann Dibble Jordan became a Manager of Allied Holdings in December 2007. Mrs. Jordan is an emeritus trustee of the University of Chicago. She formerly served as Director of Social Services of the University of Chicago Medical Center and as Assistant Professor at the University’s School of Social Work and Public Policy. Mrs. Jordan is Chairman of the board of trustees of the National Symphony Orchestra and serves on the Board of Directors of Memorial Sloan Kettering Cancer Center and Hospitals and of Sasha Bruce Youthwork, a non-profit organization serving the needs of at-risk youth and their families in Washington, D.C. Mrs. Jordan also is an honorary trustee of the Brookings Institution.

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

Barry F. Schwartz has served as a Manager of Allied Holdings since December 2007. Mr. Schwartz has served as Executive Vice Chairman and Chief Administrative Officer of Mafco since October 2007 and as Chief Executive Officer of M & F Worldwide since September 2007. Mr. Schwartz joined Mafco in 1989 and assumed the position of Executive Vice President and General Counsel in 1993. Mr. Schwartz is also a Director of the following companies which are required to file reports under the Exchange Act: Revlon, Revlon Products, Harland Clarke Holdings Corp., Scientific Games Corporation and M & F Worldwide. Mr. Schwartz is also a Member of the Board of Trustees of Kenyon College, serving on its Executive Committee, and is Chair of its Admissions and Financial Aid Committee. Mr. Schwartz also serves as a Trustee of the Association of Governing Boards of Universities and Colleges, and is a Member of the Board of Visitors of the Georgetown University Law Center.

Todd J. Slotkin has served as a Manager of Allied Holdings since its formation in August 2004. Mr. Slotkin served as a manager of SpectaGuard from February 2003 until August 2004. Mr. Slotkin joined Natixis Capital Markets in December 2006 as head of its Leveraged Finance business until April 2007. Mr. Slotkin had been Executive Vice President and Chief Financial Officer of Mafco from 1999 to 2006 and was Senior Vice President of Mafco from 1992 to 1999. Mr. Slotkin had been Executive Vice President and Chief Financial Officer of M & F Worldwide from 1999 to 2006. Mr. Slotkin is also a member of the Board of Directors of CBIZ, Inc., which is required to file reports pursuant to the Exchange Act.

Ray Wirta has served as a Manager of Allied Holdings since September 2005. Mr. Wirta previously served for six years as Chief Executive Officer of CB Richard Ellis, a global real estate services firm. He is vice chairman and a director of CB Richard Ellis and chairman and director of CBRE Realty Finance. Prior to joining CB Richard Ellis, Mr. Wirta was President of the Koll Company.

Audit Committee and Audit Committee Financial Expert

Allied Holdings’ Board of Managers has established an audit committee whose members are Michael J. Regan and Todd J. Slotkin. The Audit Committee includes an ‘‘audit committee financial expert’’ as such term is defined in Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). Allied Holdings’ Board of Managers has determined that Michael J. Regan, based upon his experience, training and education (as described above), qualifies as an audit committee financial expert. Mr. Regan is independent of management.

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

Appointments to the Board of Managers

SpectaGuard Holding, which is wholly-owned through Mafco by Ronald O. Perelman, a member of our Board of Managers, is entitled under our Operating Agreement, subject to certain exceptions, to designate all members of the Allied Holdings’ Board of Managers. On December 4, 2007, the Board of Managers appointed Barry F. Schwartz and Ann Dibble Jordan to the Board.

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

To achieve these objectives, senior executives’ base salaries are intended to be competitive with base salaries of similarly situated executives in the marketplace, and both annual and long-term incentive plans are designed to reward performance that serves the Company’s short and long-term financial and strategic objectives and that builds equity value.

Non-cash compensation, such as health, welfare, and retirement benefits and perquisites, are intended to encourage executive retention and to be competitive with those benefits and perquisites provided by peer companies to similarly situated executives.

The Compensation Committee

The Compensation Committee of the Board of Managers (the ‘‘Committee’’) operates under a charter adopted by the Board. Pursuant to its charter, the responsibilities of the Committee include:

•	reviewing and recommending for approval by the Board corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, and evaluating the CEO’s performance in light of those goals and objectives and determining together with the Board’s other Managers, the CEO’s compensation level;

•	recommending for approval the compensation plans, incentive compensation plans and equity-based plans established for employees and officers other than the CEO; and

•	administering compensation-related plans that by their terms are administered by the Board or the Committee.

The Committee’s charter also empowers the Committee, in its sole discretion, to retain consultants to assist the Committee in its evaluation of senior executive compensation programs. Decisions concerning the base salary, bonus and other compensation paid to Named Executive Officers other than the CEO are made by the CEO, in his role as their direct supervisor.

The members of the Compensation Committee are Barry F. Schwartz, Todd J. Slotkin and Ray Wirta. Mr. Schwartz was appointed to the Board and to the Committee in December 2007. Mr. Slotkin has been a member of the Board since August 2004 and was appointed to the Committee in December 2004. Mr. Wirta has been a member of the Board since September 2004 and was appointed to the Committee in April 2007.

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

This study, among other things, established market ranges for cash compensation at plus or minus 15% of the market data median to which the Company targets its executive compensation. This process involved analysis of compensation levels for executives of general service, hospitality and business services companies having annual revenues at a level comparable to the Company’s annual revenues. Data for this analysis was drawn from the following sources: (i) Mercer Consulting Benchmarking Database — Executive Compensation Report, (ii) Watson Wyatt Data Services: ECS Survey Report on Top Management Compensation, (iii) Economic Research Institute: Salary Assessor, and (iv) Aon Consulting — Executive Compensation. The base salaries and total cash compensation (i.e., the sum of base salary and annual incentive bonus target) of the Company’s senior executives (including the CEO) generally were determined to be within or, in some instances, below the established market range. As a result of this study and recommendations made by the consultant, the Company undertook certain modifications to its annual incentive compensation program for salaried employees. The modified incentive program emphasizes rewards based chiefly on both individual performance and Company, or as applicable for certain employee levels, business unit performance. For managers in operational roles, individual incentive performance targets are based chiefly on profitability performance within their area of responsibility to encourage entrepreneurial behavior and to align performance with Company success factors. For certain administrative and support employees, incentive performance targets also include non-financial individual objectives.

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

Annual base salary increases (including those annual increases described below) are determined as part of an annual adjustment process which takes into consideration budget parameters established for annual increases, the market base salary level for certain executives and superior performance, where warranted. In addition, base salary may be increased from time to time in recognition of an executive’s assuming additional responsibilities. In accordance with his employment agreement currently in effect, Mr. Whitmore’s base salary will be subject to annual increases as determined by the Compensation Committee, taking into account market comparisons with the compensation of similarly situated chief executive officers, using an annual increase of four percent as a benchmark. Base salary increases for the other Named Executive Officers are determined by Mr. Whitmore in his discretion.

On February 19, 2007, Mr. Whitmore’s base salary was increased by eight percent to $544,196, the percentage increase provided for in his employment agreement in effect at the time. Pursuant to his employment agreement dated February 15, 2008, Mr. Whitmore’s base salary was increased to $675,000. On March 31, 2007, the base salary of David I. Buckman, the Company’s Executive Vice President and General Counsel, was increased by four percent to $260,000, as part of the Company’s annual base salary adjustment process, and again increased on June 30, 2007 to $270,000. On March 31, 2007, the base salary of William A. Torzolini, the Company’s Senior Vice President and Chief Financial Officer, was increased by four percent to $310,648, as part of the Company’s annual base salary adjustment process. On March 31, 2007, the base salary of John D. Redden, Jr., Division President, was increased by four percent to $235,664, as part of the Company’s annual base salary adjustment process, and again increased on June 30, 2007 to $250,004. On March 31, 2007, the base salary of Ronald R. Rabena, Division President, was increased by six percent to $250,000, as part of the Company’s annual base salary adjustment process, and again increased on June 30, 2007 to $270,000.

Annual Incentive Bonus Plan

To achieve its objective of establishing and maintaining compensation plans that reward performance that serves the Company’s financial and strategic objectives, the Company maintains an annual incentive bonus plan for substantially all of its salaried management employees, including its senior executives, which provides for payment of a designated target percentage of base salary (which percentage varies by job level and scope of responsibility) upon the annual attainment of certain established financial and non-financial performance goals. The performance goals are intended to motivate and reward behaviors that support the Company’s success in terms of profitable growth and increased equity value. In addition, it is the Company’s view that a substantial portion of each senior executive’s cash compensation and overall compensation package should be based on performance. Under the terms of his employment agreement currently in effect, Mr. Whitmore is eligible to receive an annual incentive bonus targeting 50% of his base salary, upon the achievement of certain objectives. The other Named Executive Officers participate in the annual incentive bonus plan in which all other salaried managers participate. Each of the other Named Executive Officers also has a bonus target of 50% of their respective base salary.

As a result of the benchmarking study of the Company’s compensation programs referred to above, in 2007, the Company instituted modifications to its annual incentive compensation program for salaried employees. The modified program emphasizes rewards based on individual performance and that of the Company (or as applicable for certain employee level’s business unit performance). A portion of each participant’s bonus is based on Company-wide EBITDA attainment goals, and for managers in operational roles, individual incentive performance targets are based chiefly on profitability and customer accounts receivable collection performance within their area of responsibility to encourage entrepreneurial behavior and to align performance with Company success factors.

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

The equity award program is currently available only to the most senior executives of the Company, including the Named Executive Officers. The program provides for grants of non-voting Class C units in the Company. Typically, a grant of unvested Class C units is made upon an executive being hired or promoted into a position eligible for the program, subject, in each case, to the approval of the Board of Managers. The amount of each grant is determined chiefly with reference to the grants made to the individual’s peers within the Company to maintain parity within the senior executive team. In addition, the amount of the Class C units granted reflects the Company’s view that a substantial portion of each senior executive’s total compensation package should be dependent on the long-term success of the Company.

Each grant of Class C unit awards is comprised of 50% ‘‘performance vesting’’ units, which vest in annual installments subject to the attainment, in each year, of Company financial performance goals established by the Board, and 50% ‘‘time vesting’’ units, which vest in annual installments so long as the employee remains employed with Allied Holdings at the end of the year to which each installment applies. The Class C unit agreements, as discussed further below, of Messrs. Whitmore, Torzolini, Redden and Rabena provide that their performance vesting and time vesting Class C units vest over a five-year period. Mr. Buckman’s Class C unit agreement provides that his performance vesting and time vesting Class C units vest over a six-year period.

On February 11, 2008, the Committee approved the vesting of performance vesting Class C units scheduled for vesting as of December 31, 2007 for the Named Executive Officers in the following amounts:

William C. Whitmore, Jr.	4,000
David I. Buckman	958
William A. Torzolini	1,000
John D. Redden, Jr.	750
Ronald R. Rabena	750

The Committee’s approval was based on consideration of the financial performance of the Company in 2007 and other factors deemed appropriate by the Committee in its discretion.

In addition, as of December 31, 2007 the Named Executive Officers became vested in the following time vesting Class C units:

William C. Whitmore, Jr.	4,000
David I. Buckman	958
William A. Torzolini	1,000
John D. Redden, Jr.	750
Ronald R. Rabena	750

Supplemental Executive Retirement Plan

The Company provides a Supplemental Executive Retirement Plan (‘‘SERP’’), intended to attract and retain senior executives of the Company by providing, subject to vesting and other requirements, a meaningful benefit following their retirement. By establishing a meaningful retirement benefit subject to time vesting and length of stay requirements, the SERP serves the Company’s objective of establishing and maintaining compensation programs that are competitive with our executives’ peers in the labor market and achieving retention by rewarding long-term commitment and length of service to the Company. Subject to the approval of the Committee in the exercise of its discretion, the Company credits participants’ notional accounts under the SERP each year, such amounts which, when increased for a notional earnings adjustment, will provide a participant with a lump sum benefit at retirement (defined as the later of age 63 or 20 years of service) sufficient to provide a stream of income that replaces 40% of the average annual income of the participant over the final five years of employment. Average annual income is defined as base salary plus the lesser of 100% of the participant’s targeted bonus or 50% of base salary. Benefits generally vest on a stepped basis over a five-year period. Length of service back to March 1, 2003 is taken into account when determining vesting. The SERP is administered under the supervision and oversight of the Committee which is specifically charged with determining, among other things, those eligible employees to be granted an award in each plan year, and the amount of each award.

On February 11, 2008, the Committee approved the 2007 SERP awards. The following 2007 and 2006 SERP awards were granted to the Named Executive Officers:

Officer	2007 Award	2006 Award
William C. Whitmore, Jr.	$301,294	$278,976
William A. Torzolini	$78,936	$75,900
David I. Buckman	$68,607	$63,525
John D. Redden, Jr.	$156,078	$141,466
Ronald R. Rabena	$64,192	$56,323

Special Payment Plan

At the time of the Mafco acquisition, the Company made provision for ‘‘special payments’’ to certain senior executives, including certain Named Executive Officers, to encourage retention of the Company’s senior management team following the acquisition.

Pursuant to his prior employment agreement, which expired on February 19, 2008, Mr. Whitmore was entitled to receive a special payment of approximately $4.3 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on the first to occur of certain events, including expiration of the term of his employment agreement. In accordance with his prior employment agreement, on February 19, 2008, the Company made a special payment to Mr. Whitmore, together with a gross-up payment, equal to approximately $5.8 million in the aggregate.

In addition, pursuant to the Amended and Restated SpectaGuard Holding Corporation Special Payment Plan (the ‘‘Special Payment Plan’’), Messrs. Torzolini, Redden and Rabena were paid a special payment together with a gross-up payment on February 19, 2006, in the following aggregate amounts:

William A. Torzolini	$110,493
John D. Redden, Jr.	$149,451
Ronald R. Rabena	$196,569

Annual Incentive Bonus

Pursuant to his prior employment agreement, Mr. Whitmore was entitled to receive an annual incentive bonus equal to 50% of his annual base salary, upon the attainment of certain performance objectives established by the Board of Managers of the Company, upon the recommendation of the Compensation Committee. On March 11, 2008, the Board of Managers approved an annual incentive bonus for Mr. Whitmore in respect of 2007 in the amount of $272,098.

On March 14, 2008, the other Named Executive Officers were paid annual incentive bonuses for 2007 in the following amounts based on Mr. Whitmore’s determination as to their performance in respect of their bonus targets:

David I. Buckman	$140,928
William A. Torzolini	$162,145
John D. Redden, Jr.	$53,660
Ronald R. Rabena	$93,869

Discretionary Bonus Pool

In consideration of the Company’s ongoing objectives to maintain compensation programs that retain high-performing talent and that reward and motivate performance that supports the Company’s performance, at the end of 2006, the Company established a one-time discretionary bonus pool that provided for the payment of cash bonuses to salaried management personnel. From this bonus pool in March 2007, a bonus of $70,500 was paid to Mr. Whitmore, a bonus of $40,000 was paid to Mr. Buckman, a bonus of $44,000 was paid to Mr. Torzolini, a bonus of $27,000 was paid to Mr. Redden, and a bonus of $38,000 was paid to Mr. Rabena.

Other Benefits and Perquisites

The Company provides certain benefits and perquisites to senior executives intended to encourage retention and to remain competitive with those benefits and perquisites provided by peer companies to similarly situated executives. The Named Executive Officers participate in other employee benefit plans, such as medical and dental benefit plans, on the same terms as other salaried executives and managers of the Company. As described below, pursuant to his employment agreement currently in effect, the Company purchases for Mr. Whitmore a 10-year term life insurance policy providing a death benefit in the amount of $5,000,000. Mr. Whitmore also receives a personal vehicle allowance.

Post-Termination Benefits

The Company’s compensation programs also afford certain benefits upon termination of employment under certain circumstances. These post-termination benefits reflect the Company’s objective of establishing and maintaining compensation programs that are competitive to those available to our executive officers in the labor marketplace. We believe these terms and conditions are typical of terms and conditions of like plans offered by competing employers. Pursuant to Mr. Whitmore’s current employment agreement, in the event of his termination under certain circumstances, Mr. Whitmore is entitled to receive his base salary and his health and welfare and life insurance benefits for a period of two years following termination, plus his target bonus for the year in which termination occurs. In addition, following termination due to disability, in the event Mr. Whitmore ceases to receive disability payments during the two year period following his termination, for a period of two years thereafter, Mr. Whitmore will receive an amount equal to twice his base salary, less the amount of disability payments actually received by Mr. Whitmore from third parties.

Also as more fully described below, the employment agreements of Messrs. Torzolini, Buckman, Redden and Rabena provide that upon termination by the Company under certain circumstances, the affected executive will be entitled to receive his base salary and his health and welfare benefits for either the remainder of his scheduled employment term or twelve months (six months in Mr. Buckman’s case), whichever period is longer, and if such termination occurs more than six months into a fiscal year, the affected executive also is entitled to a pro rata portion of his annual incentive bonus, provided that applicable performance criteria are met.

Pursuant to Mr. Buckman’s Class C unit award agreement, in the event of termination of his employment due to an involuntary termination, a termination by Mr. Buckman for ‘‘good reason’’ or termination due to disability or death, Mr. Buckman will become vested in unvested time vesting Class C units scheduled to vest as of December 31 of the year in which termination occurs, in an amount pro rated on the basis of the date of Mr. Buckman’s termination, and all remaining unvested time-based Class C units and all unvested performance-based Class C units will be forfeited.

Also pursuant to their employment agreements, Messrs. Whitmore, Torzolini, Buckman, Redden and Rabena are subject to post-employment non-competition and non-solicitation covenants.

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

With regard to the equity award program, in the event of a sale of substantially all the assets of Allied Holdings or upon the occurrence of certain events resulting in a change in control of the Company, all then unvested but unforfeited Class C units, if any, immediately vest. Under the terms of the SERP, in the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, participants will become 100% vested in their account balances.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Barry F. Schwartz, Todd J. Slotkin and Ray Wirta.

Compensation Committee Report On Executive Compensation

The Committee is primarily responsible for reviewing, approving and overseeing the Company’s compensation plans and practices, and works with management and the independent consultant to establish the Company’s executive compensation philosophy and programs. The members of the Committee at the end of the 2007 fiscal year were Barry F. Schwartz, Todd J. Slotkin and Ray Wirta. The Committee has reviewed and discussed the CD&A with management and has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

Respectfully,

Members of the Compensation Committee

Barry F. Schwartz

Todd J. Slotkin

Ray Wirta

Summary of Compensation

The following table sets forth certain information with respect to compensation for the years ended December 31, 2007 and 2006, earned by or paid to our Named Executive Officers:

Summary Compensation Table for 2007 and 2006

Name and Principal Position	Year	Salary	Bonus	Non Equity Incentive Plan Compensation (1)	All Other Compensation (2)		Total Compensation
William C. Whitmore, Jr. Chairman, President, Chief Executive Officer and Manager (PEO)	2007	$537,839	$272,098	$5,829,364	$319,384	(3)	$6,958,685
	2006	$498,000	$70,500	—	$296,226	(4)	$864,726
David I. Buckman Executive Vice President and General Counsel	2007	$262,269	$140,928	—	$68,607		$471,804
	2006	$249,422	$40,000	—	$63,525		$352,947
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	2007	$307,385	$162,145	—	$78,936		$548,466
	2006	$296,357	$44,000	$110,493	$75,900		$526,750
John D. Redden, Jr. Division President	2007	$240,359	$53,660	—	$156,078		$450,097
	2006	$224,823	$27,000	$149,451	$141,466		$542,740
Ronald R. Rabena Division President	2007	$257,003	$93,869	—	$64,192		$415,064
	2006	$235,812	$38,000	$196,569	$56,323		$526,704

(1)	Reflects amounts earned and previously paid under the Special Payment Plan described above, under ‘‘Compensation Elements — Special Payment Plan’’.
(2)	Reflects amounts credited to the notional accounts pursuant to the Supplemental Executive Retirement Plan described above under ‘‘Compensation Elements — Supplemental Executive Retirement Plan’’.
(3)	Includes an annual car allowance of $9,240 and a $8,850 premium payment on a $5.0 million life insurance policy.
(4)	Includes an annual car allowance of $8,400 and a $8,850 premium payment on a $5.0 million life insurance policy.

Benefits and Perquisites

The Named Executive Officers participate in other employee benefit plans, such as medical and dental benefit plans, on the same terms as other salaried executives and managers of the Company.

In 2007, the Company paid $8,850 to purchase for Mr. Whitmore a 10-year term life insurance policy providing a death benefit in the amount of $5,000,000, pursuant to his new employment agreement. In 2006, the Company paid $8,850 to purchase for Mr. Whitmore a 15-year term life insurance policy providing a death benefit in the amount of $5,000,000, pursuant to his prior employment agreement. In addition, during 2007 and 2006, Mr. Whitmore received an aggregate personal vehicle allowance equal to $9,240 and $8,400, respectively.

Employment Agreements and Related Matters

Employment Agreement with Mr. Whitmore

On February 15, 2008, SpectaGuard Holding and the Company entered into an Employment Agreement (the ‘‘New Employment Agreement’’) with Mr. Whitmore providing for his continuing to serve as a member of the Board of Directors of SpectaGuard Holding and the President and Chief Executive Officer of SpectaGuard Holding and of the Company for a five-year term expiring on February 15, 2013. The New Employment Agreement superseded the Amended and Restated Employment Agreement dated August 2, 2004, by and among SpectaGuard Holding, the Company and Mr. Whitmore, which was scheduled to expire on February 19, 2008. Pursuant to the New Employment Agreement Mr. Whitmore is paid a base salary of $675,000 annually, subject to annual increases at the discretion of the Compensation Committee of the Board of Managers, taking into account market comparisons with the compensation paid to similarly situated chief executive officers, using an annual increase of four percent as a benchmark Mr. Whitmore also is eligible to receive a performance based annual incentive bonus for each fiscal year during the term of his employment agreement, with a target bonus of 50% of his base salary if certain objectives are achieved. In the event of certain qualifying terminations of his employment, Mr. Whitmore is entitled to receive certain severance payments and continued benefits including payment of his base salary for a period of two years following termination, and the target bonus for the year of his termination of employment with respect to the year of termination only. Following a termination of his employment, Mr. Whitmore also will be subject to a non-competition covenant relating to SpectaGuard Holding and the Company for a period of two years following termination. In the event of termination by the Company without cause or by Mr. Whitmore for ‘‘good reason’’, the Company may extend these covenants for up to three additional years, in exchange for additional severance payments equal to one-half of Mr. Whitmore’s base salary.

Additional Employment Agreements

In addition to the employment agreements with Mr. Whitmore described above, SpectaGuard Holding is party to individual employment agreements with certain other members of senior management (including Messrs. Buckman, Torzolini, Redden and Rabena). Mr. Redden’s and Mr. Rabena’s employment agreements have an original term of three years or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Mr. Torzolini’s employment agreement has an original term of two years or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Mr. Buckman’s employment agreement has an original term of one year or less that extends annually for an additional year unless proper notice of termination of the agreement is given. Each employment agreement provides that the executive will be entitled to receive certain severance payments and continued benefits in the event of certain qualifying terminations of his employment, including payment of the executive’s base salary for the remainder of the term of his employment agreement (or twelve months, if longer — six months in the case of Mr. Buckman), a pro rata bonus, only to the extent that applicable performance criteria are met, for the year of his termination of employment (provided that the termination occurs at least six months into the fiscal year) and continued health and welfare benefits during the severance period.

Special Payment Plan

SpectaGuard Holding maintained a Special Payment Plan for certain members of senior management (other than Mr. Whitmore or Mr. Buckman), including Messrs. Torzolini, Redden and Rabena, pursuant to which each individual was entitled to receive a special payment (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate) on February 19, 2006. An aggregate of approximately $0.77 million was paid to the members of senior management on February 19, 2006 pursuant to the Special Payment Plan (inclusive of a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate), including approximately $0.46 million in the aggregate paid to Messrs. Torzolini, Redden and Rabena.

    Restricted Class C Unit Awards

On February 19, 2003, certain members of senior management, including Messrs. Whitmore and Torzolini, were granted Class C units of SpectaGuard, subject to the vesting requirements described below. On August 2, 2004, in connection with the consummation of the Transactions, the members of SpectaGuard contributed their Class A, Class B and Class C units, as applicable, of SpectaGuard to Allied Holdings in exchange for an identical number of Class A, Class B and C units, as applicable, of Allied Holdings. In addition, the holders of Class C units of SpectaGuard, including Messrs. Whitmore, Torzolini, Redden and Rabena executed Class C unit award agreements with Allied Holdings having identical terms and conditions as the award agreements governing the Class C units of SpectaGuard. The SpectaGuard award agreements were cancelled. The Class C units generally vest over a period of five years (or in the case of Mr. Buckman, six years), provided that the individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met. The Class C units may also vest upon certain sales of the equity or assets of Allied Holdings or upon certain qualifying terminations of employment.

Outstanding Equity Awards At Fiscal Year-End 2007

As of December 31, 2007, 5,333 Class C units held by Mr. Buckman remained unvested and will vest ratably through December 31, 2011. There is no market price for the Company’s Class C units. No other Named Executive Officer held unvested equity awards at December 31, 2007.

Option Exercises And Units Vested For 2007

The following table sets forth certain information with respect to option exercises and unit vesting during the year ended December 31, 2007 with respect to Named Executive Officers.

	Option Exercises and Units Vested for 2007
	Option Awards		Unit Awards
Principal Position	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
William C. Whitmore, Jr. Chairman, President, Chief Executive Officer and Manager (PEO)	—	—	8,000	—
David I. Buckman Executive Vice President and General Counsel	—	—	1,916	—
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	—	2,000	—
John D. Redden, Jr. Division President	—	—	1,500	—
Ronald R. Rabena Division President	—	—	1,500	—

Pension Benefits

The Company’s Named Executive Officers are not entitled to pension benefits.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to Nonqualified Deferred Compensation for the year ended December 31, 2007.

Nonqualified Deferred Compensation for 2007

Principal Position	Executive Contributions in 2007	Company Contributions in 2007 (1)	Aggregate Earnings in 2007 (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
William C. Whitmore, Jr. Chairman, President, Chief Executive Officer and Manager (PEO)	—	$301,294	$38,876	—	$895,539
David I. Buckman Executive Vice President and General Counsel	—	$68,607	$4,447	—	$136,579
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	$78,936	$10,832	—	$244,515
John D. Redden, Jr. Division President	—	$156,078	$20,190	—	$464,694
Ronald R. Rabena Division President	—	$64,192	$8,038	—	$187,064

(1)	Reflects amounts credited to the notional accounts pursuant to the Supplemental Executive Retirement Plan described above under ‘‘Compensation Elements — Supplemental Executive Retirement Plan’’.
(2)	Reflects a 7% notional earnings adjustment pursuant to the Supplemental Executive Retirement Plan described above under ‘‘Compensation Element — Supplemental Executive Retirement Plan’’.

Board of Managers Compensation

Compensation of Managers

The Board of Managers has adopted a compensation arrangement for the independent members of the Board of Managers pursuant to which such independent members would receive compensation for 2007 Board membership of $50,000 and an additional $1,000 for each Board meeting attended. The Audit Committee Chairperson also receives $10,000 and each other committee chairperson receives $5,000 for their service as chairpersons, and each committee member receives $1,000 for each committee meeting attended.

Manager Compensation for 2007

The following table summarizes the compensation paid to the non-employee Board of Managers for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
General Jack Keane	$53,000	—	—	—	$53,000
Michael J. Regan	$71,000	—	—	—	$71,000
John A. Fry	$55,000	—	—	—	$55,000
Ray Wirta	$55,000	—	—	—	$55,000
Ann Dibble Jordan	$4,125	—	—	—	$4,125
Albert J. Berger	$—	—	—	—	$—
Todd J. Slotkin	$—	—	—	—	$—

Post-Termination Benefits

Pursuant to Mr. Whitmore’s employment agreement, upon his involuntary termination other than for cause or disability or upon his termination for ‘‘good reason’’, Mr. Whitmore will be entitled to receive his base salary and his health and welfare and life insurance benefits for a period of two years following termination, plus his target bonus for the year in which termination occurs. Mr. Whitmore’s base salary currently is $675,000 annually. In addition, following termination due to disability, in the event Mr. Whitmore ceases to receive disability payments during the two-year period following his termination, for a period of two years thereafter, Mr. Whitmore will receive an amount equal to twice his base salary, less the amount of disability payments actually received by Mr. Whitmore from third parties. In the event of termination for cause, death or disability, Mr. Whitmore will not be entitled to any post-termination severance payments or benefits. Mr. Whitmore’s receipt of post-termination severance payments and benefits are subject to his compliance with the post-employment non-competition and non-solicitation covenants set forth in his employment agreement.

The employment agreements of Messrs. Torzolini, Redden and Rabena provide that upon termination by the Company without cause or upon termination by the affected executive for ‘‘good reason’’, (i) the affected executive will be entitled to receive his base salary and his health and welfare benefits for either the remainder of his scheduled employment term (which may be a period of up to 26 months in the case of Mr. Torzolini, and 38 months for Messrs. Redden and Rabena) or twelve months, whichever period is longer, and (ii) if such termination occurs more than six months into a fiscal year, the affected executive also is entitled to a pro rata portion of his annual incentive bonus, provided that applicable performance criteria are met. Mr. Buckman’s employment agreement contains substantially similar provisions for post-employment payments of base salary, pro rated bonus and benefits. However, upon his termination by the Company without cause or upon termination by Mr. Buckman for ‘‘good reason’’, Mr. Buckman will receive his base salary and health and welfare benefits for the longer of the remainder of his scheduled employment term (which may be a period of up to 14 months) or six months.

Pursuant to Mr. Buckman’s Class C unit award agreement, in the event of termination of his employment due to an involuntary termination, a termination by Mr. Buckman for ‘‘good reason’’ or termination due to disability or death, Mr. Buckman will become vested in unvested time vesting Class C units scheduled to vest as of December 31 of the year in which termination occurs, in an amount pro-rated on the basis of the date of Mr. Buckman’s termination, and all remaining unvested time-based Class C units and all unvested performance-based Class C units will be forfeited. As of March 1, 2008, Mr. Buckman had 2,666 unvested time vesting Class C units. All other unvested performance vesting Class C units will be forfeited as of the date of termination. Mr. Buckman’s unvested Class C units will be forfeited only upon his termination for cause.

Also pursuant to their employment agreements, Messrs Torzolini, Buckman, Redden and Rabena are subject to post-employment non-competition and non-solicitation covenants.

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

Potential Payments Upon Termination

Assuming a hypothetical termination of employment as of December 31, 2007, under circumstances in which post-termination benefits are due, the Named Executive Officers would receive the following from the Company:

	Severance (1)	Bonus (2)	Health Benefits (3)	Life Insurance (4)	SERP Vesting (5)	Total Compensation
William C. Whitmore, Jr. Chairman, President, Chief Executive Officer and Manager (PEO) (6)(7)	$68,024	$272,098	$1,718	$1,106	$582,100	$925,046	(8)
David I. Buckman Executive Vice President and General Counsel	$135,000	$140,928	$6,618	—	$40,974	$323,520
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	$673,071	$162,145	$1,692	—	$158,935	$995,843
John D. Redden, Jr. Division President	$791,679	$53,660	$29,740	—	$302,051	$1,177,130
Ronald R. Rabena Division President	$855,000	$93,869	$42,475	—	$121,592	$1,112,936

(1)	Severance represents the aggregate of monthly base salary payable over 1.5, 6, 26, 38 and 38 months for Messrs. Whitmore, Buckman, Torzolini, Redden and Rabena, respectively, in accordance with their respective employment agreements. On February 15, 2008, Mr. Whitmore and the Company entered into the New Employment Agreement.
(2)	Bonus amounts represent bonus earned in 2007, paid in 2008.
(3)	Health Benefits represent medical and other health benefits to be received over 1.5, 6, 26, 38 and 38 months for Messrs. Whitmore, Buckman, Torzolini, Redden and Rabena, respectively, in accordance with their respective employment agreements.
(4)	Life insurance represents the cost of the premium on Mr. Whitmore’s life insurance policy for a severance period of 1.5 months.
(5)	Amounts represent the vested portion of SERP account balances that would be paid upon termination without cause. In the case of termination resulting from death, SERP distributions would equal $895,539, $136,579, $244,515, $464,694 and $187,064 for Messrs. Whitmore, Buckman, Torzolini, Redden and Rabena, respectively.
(6)	In the event Mr. Whitmore’s termination was due to disability, his severance payments would be reduced by the amount received under his disability insurance.
(7)	The information provided in this table for Mr. Whitmore is calculated on the basis of the terms and conditions of Mr. Whitmore’s prior employment agreement, which was in effect on December 31, 2007. Assuming hypothetically that the terms and conditions of the New Employment Agreement had been in effect as of December 31, 2007, Mr. Whitmore would receive the following post-termination benefits assuming Mr. Whitmore was terminated at December 31, 2007 without ‘‘cause’’ or resigned with ‘‘good reason’’ (as defined in the New Employment Agreement) at such date:

Severance	Bonus	Health Benefits	Life Insurance	SERP Vesting	Total Compensation
$1,350,000	$337,500	$27,488	$17,700	$582,100	$2,314,788	(8)
(8)	A Special Payment of $5,829,364 payable to Mr. Whitmore has not been included in the hypothetical termination payment because it was paid to Mr. Whitmore on February 19, 2008.

Change in Control Arrangements

In the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, the unvested but unforfeited Class C units immediately vest. In addition, under the terms of the SERP, in the event of a sale of substantially all the assets of the Company or upon the occurrence of certain events resulting in a change in control of the Company, participants will become 100% vested in their account balances.

Potential Payments Upon Change in Control

Assuming a hypothetical change in control event occurring as of December 31, 2007, the Named Executive Officers would receive the following:

	Class C Units (1)	Special Payment (2)	SERP Vesting (3)	Total Compensation
William C. Whitmore, Jr. Chairman, President, Chief Executive Officer and Manager (PEO)	—	$5,829,364	$895,539	$6,724,903
David I. Buckman Executive Vice President and General Counsel	5,333	—	$136,579	$136,579
William A. Torzolini Senior Vice President and Chief Financial Officer (PFO)	—	—	$244,515	$244,515
John D. Redden, Jr. Division President	—	—	$464,694	$464,694
Ronald R. Rabena Division President	—	—	$187,064	$187,064

(1)	There are substantial restrictions on transferability of Class C units, and there is no market for Class C units. The actual value that may be realized by an executive for Class C units in the case of a change of control event is anticipated to be the amount agreed to be paid by a ready, willing and able purchaser in an arms length transaction. As such, there is no current basis on which to make a reasonable estimate of the value of the Class C units in the event of a change in control event.
(2)	The Special Payment to Mr. Whitmore was paid on February 19, 2008.
(3)	Amounts represent the total vested SERP account balance and the unvested SERP account balance for each Named Executive Officer which automatically vests upon a change in control event.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

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

The following table sets forth information with respect to the beneficial ownership of our Class A, Class B and Class C units as of December 31, 2007 by each of our Managers, each of our named executive officers and all of our executive officers and Managers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percentage of Total Class A, Class B and Class C Units (1)
Ronald O. Perelman	752,954 (Class A units) (2)	69.1%
William C. Whitmore, Jr.	2,722 (Class A units) 27,894 (Class B units) 36,000 (Class C units) (3)	6.1%
David I. Buckman	9,583 (Class C units) (3)		*
William A. Torzolini	73 (Class A units) 524 (Class B units) 9,000 (Class C units) (3)		*
John D. Redden, Jr.	98 (Class A units) 701 (Class B units) 6,750 (Class C units) (3)		*
Ronald R. Rabena	123 (Class A units) 881 (Class B units) 6,750 (Class C units) (3)		*
Floyd I. Clarke	—	—
John A. Fry	—	—
Ann Dibble Jordan	—	—
General Jack Keane	—	—
Michael J. Regan	—	—
Barry F. Schwartz	16,993 (Class A units)	1.6%
Todd J. Slotkin	—	—
Ray Wirta	—	—
All Managers and Executive Officers as a Group (14 persons)	772,963 (Class A units) (4) 30,000 (Class B units) 68,083 (Class C units) (3)	79.9%

*	Indicates beneficial ownership of less than 1%.
(1)	As of December 31, 2007, there were 890,985, 77,627 and 121,641 Class A, Class B and Class C units outstanding, respectively. Of the Class C units outstanding as of such date, 108,142 had vested and 13,499 remained unvested. All Class A, Class B and Class C units are non-voting.
(2)	Mr. Perelman, through Mafco, the sole stockholder of SpectaGuard Holding, beneficially owns 752,954 Class A units. These Class A units are currently, and may from time to time, be pledged to secure obligations of Allied Holdings and/or Mafco. A default under these obligations could cause a foreclosure with respect to such pledged units.
(3)	The Class C units generally vest over a period of five years (or in the case of Mr. Buckman, six years), provided that the individual remains employed by SpectaGuard Holding and, provided further with respect to certain Class C units, that established performance goals are met. As of December 31, 2007, 36,000, 4,250, 9,000, 6,750 and 6,750 of the Class C units held by Messrs. Whitmore, Buckman, Torzolini, Redden and Rabena, respectively, had vested.
(4)	Includes the 752,954 Class A units which are beneficially owned by Mr. Perelman through SpectaGuard Holding.

Item 13.	Certain Relationships and Related Transactions, and Manager Independence.

Ownership by Mafco

In connection with the acquisition of Allied by Mafco in February 2003, approximately $4.5 million of the aggregate purchase price was paid to Mr. Berger, representing aggregate consideration in exchange for certain pre-acquisition common and preferred interests of SpectaGuard held by Mr. Berger, less approximately $0.3 million that was used to repay in full amounts owed, pre-acquisition, by Mr. Berger to SpectaGuard under a note dated March 1, 2000. In connection with the payment of a portion of the aggregate purchase price to certain members of management in exchange for certain common and preferred interests of the pre-acquisition company held by such persons, approximately $2.3 million and $0.03 million was paid to Messrs. Whitmore and Torzolini, respectively, on February 19, 2003.

In addition, in connection with the February 2003 acquisition of Allied by Mafco, members of senior management of SpectaGuard forfeited their vested options to purchase pre-acquisition interests in SpectaGuard in exchange for a future cash payment. SpectaGuard Holding was obligated to make these payments to these members of senior management (with respect to each member of senior management, a ‘‘Special Payment’’) in an aggregate amount of approximately $11.9 million (with gross-up payments to the extent that the special payments are taxed at a rate higher than the highest federal capital gains rate) and these amounts were paid as scheduled. Under the Management Agreement described below, cash amounts paid by SpectaGuard Holding with respect to these special payments are reimbursed by us to SpectaGuard Holding. On February 19, 2006, special payments aggregating approximately $0.77 million were paid to members of senior management (other than Messrs. Berger, Whitmore and Buckman) pursuant to the Special Payment Plan. For further discussion of the special payments, see ‘‘Item 11. Executive Compensation’’; ‘‘— Employment Agreement with Mr. Whitmore’’ and ‘‘— Special Payment Plan.’’

Additional Contributions

On April 29, 2003, in connection with the May 2, 2003 refinancing transactions, additional Class A units of SpectaGuard were issued for cash contributions in an aggregate amount of $10.0 million, comprising approximately $4.5 million from SpectaGuard Holding and approximately $5.1 million from certain executives of Mafco who were members of SpectaGuard, $0.2 million from OCM Specta Holdings Inc. (‘‘OCM’’) and $0.2 million from certain members of senior management (including approximately $0.16 million from Mr. Whitmore).

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

Manager Designation Rights

The business and affairs of Allied Holdings are managed by the Board of Managers. Under our Operating Agreement, SpectaGuard Holding is entitled to designate and remove, with or without cause, all of the members of the Board of Managers, except that SpectaGuard Holding is required to designate Mr. Whitmore as a Manager until the earlier of Mr. Whitmore ceasing to be a member of Allied Holdings or ceasing to be employed by SpectaGuard Holding.

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

Special Payment of Mr. Berger

Pursuant to an employment agreement with Mr. Berger which terminated in February 2006 upon the conclusion of his service as Chairman, the Company made a special payment to Mr. Berger in the approximate amount of $7.0 million (with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate). An amount of $1.0 million of the special payment was paid to Mr. Berger on February 17, 2006 and the balance of the special payment was paid on April 28, 2006 (in each instance, with a gross-up payment to the extent that the special payment is taxed at a rate higher than the highest federal capital gains rate).

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

Contract Security Services

During 2007, 2006 and 2005, the Company provided contract security officers services to certain companies in which Mafco has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $3.9 million, $2.6 million and $2.3 million in 2007, 2006 and 2005, respectively. The Company had accounts receivable balances of $0.7 million and $0.5 million at December 31, 2007 and 2006, respectively.

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

Manager Independence

Because the Company is not listed on any securities exchange and therefore is not subject to any listing standards regarding the independence of members of the Company’s Board of Managers, the Company does not undertake a formal process of determining manager independence. The Company believes that Messrs. Regan, Keane, Fry and Wirta, and Mrs. Jordan would be considered independent under the New York Stock Exchange listing standards.

Item 14.    Principal Accounting Fees and Services.

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

The aggregate fees billed for professional services by EY in 2007 and 2006 for these various services were:

Types of Fees	2007	2006
	(in thousands)
Audit Fees	$1,013	$829
Audit Related Fees	111	43
Tax Fees	274	303
All Other Fees	—	—
Total Fees	$1,398	$1,175

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements of Allied Security Holdings LLC

See index on Page F-1

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-30

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material or is included in the financial statements or notes thereto.

3.	List of Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 12, 2004, by and among SpectaGuard Acquisition LLC, BPS LLC, Barton Protective Services Incorporated and the Shareholders (as defined in the Agreement and Plan of Merger) (incorporated herein by reference to Exhibit 2.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 21, 2004 (incorporated herein by reference to Exhibit 2.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 27, 2004 (incorporated herein by reference to Exhibit 2.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of June 7, 2004 (incorporated herein by reference to Exhibit 2.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
2.5	Purchase Agreement, dated as of June 9, 2006, by and among Allied Security Holdings LLC, Rentokil Initial plc and Initial Tropical Plants, Inc. (incorporated herein by reference to Exhibit 2.1 to Allied Security Holdings LLC’s Form 8-K filed on June 13, 2006)
3.1	Certificate of Formation of Allied Security Holdings LLC, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 3.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
3.2	Operating Agreement of Allied Security Holdings LLC, dated as of August 2, 2004 (incorporated herein by reference to Exhibit 3.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.1	Indenture, dated as of July 14, 2004, by and between Allied Security Escrow Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.2	Form of 11.375% Senior Subordinated Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)

Exhibit No.	Description of Exhibit
4.3	First Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.4	Second Supplemental Indenture, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp., the Guarantors party thereto and The Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes due 2011 (incorporated herein by reference to Exhibit 4.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
4.5	Fifth Supplemental Indenture, dated as of July 7, 2006, by and among Allied Security Holdings LL, Allied Finance Corp., the Guaranteeing Subsidiaries party thereto and the Bank of New York, as Trustee, relating to the 11.375% Senior Subordinated Notes (incorporated herein by reference to Exhibit 4.1 to Allied Security Holdings LLC’s Form 8-K filed on July 25, 2006)
4.6	Assumption Agreement, dated as of August 2, 2004, by and among Allied Security Holdings LLC, Allied Security Finance Corp. and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.6 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.1	Amended and Restated Credit Agreement, dated July 20, 2006 by and among Allied Security Holding LLC, Bear Stearns Corporate Lending Inc., as administrative agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC’s Form 8-K filed on July 25, 2006)
10.3	Guarantee and Collateral Agreement, dated as of August 2, 2004, by Allied Security Holdings LLC and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.4	Second Amended and Restated Management Agreement, dated as of August 2, 2004, by and between SpectaGuard Holding Corporation and SpectaGuard Acquisition LLC (incorporated herein by reference to Exhibit 10.3 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.5	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.4 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.6	First Amendment to Amended and Restated Employment Agreement, dated as of February 17, 2006, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC’s Form 8-K filed on February 22, 2006)
10.7	Amended and Restated Employment Agreement, dated as of August 2, 2004, by and among SpectaGuard Holding Corporation, SpectaGuard Acquisition LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.5 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)

Exhibit No.	Description of Exhibit
10.8	Form of SpectaGuard Holding Corporation Employment Agreement for Senior Management (incorporated herein by reference to Exhibit 10.6 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.9	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and Albert J. Berger (incorporated herein by reference to Exhibit 10.7 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.10	Amended and Restated Restricted Class C Unit Award Agreement, dated as of August 2, 2004, by and between Allied Security Holdings LLC and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.8 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.11	Form of Allied Security Holdings LLC Amended and Restated Restricted Class C Unit Award Agreement for Senior Management (incorporated herein by reference to Exhibit 10.9 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.12	Amended and Restated SpectaGuard Holding Corporation Special Payment Plan (incorporated herein by reference to Exhibit 10.10 to Allied Security Holdings LLC’s Registration Statement on Form S-4 filed on September 20, 2004)
10.13	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to Allied Security Holdings Annual Report on Form 10-K filed on April 2, 2007)
10.14	Employment Agreement, dated as of February 15, 2008, by and among Allied Security Holdings LLC, SpectaGuard Holding Corporation and William C. Whitmore, Jr. (incorporated herein by reference to Exhibit 10.1 to Allied Security Holdings LLC’s Form 8-K filed on February 15, 2008)
21.1	Subsidiaries of Allied Security Holdings LLC (filed herewith)
31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Allied Security Holdings LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2008.

ALLIED SECURITY HOLDINGS LLC

By:	/s/ William C. Whitmore, Jr.
William C. Whitmore, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	March 17, 2008

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

William A. Torzolini

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008

Mitchell L. Weiss

/s/ Ronald O. Perelman	Manager	March 17, 2008

Ronald O. Perelman

/s/ Floyd I. Clarke	Manager	March 17, 2008

Floyd I. Clarke

/s/ John A. Fry	Manager	March 17, 2008

John A. Fry

/s/ Ann Dibble Jordan	Manager	March 17, 2008

Ann Dibble Jordan

/s/ General Jack Keane	Manager	March 17, 2008

General Jack Keane

/s/ Michael J. Regan	Manager	March 17, 2008

Michael J. Regan

/s/ Barry F. Schwartz	Manager	March 17, 2008

Barry F. Schwartz

/s/ Todd J. Slotkin	Manager	March 17, 2008

Todd J. Slotkin

/s/ Ray Wirta	Manager	March 17, 2008

Ray Wirta

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Allied Security Holdings LLC (the ‘‘Company’’) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ William C. Whitmore, Jr.	/s/ William A. Torzolini
William C. Whitmore, Jr.	William A. Torzolini
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
of Allied Security Holdings LLC

We have audited the accompanying consolidated balance sheets of Allied Security Holdings LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Security Holdings LLC at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2008

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,611	$12,622
Restricted cash	6,128	7,224
Accounts receivable, net of allowance for doubtful accounts of $2,050 and $1,760 as of December 31, 2007 and December 31, 2006, respectively	203,164	180,776
Other	7,051	5,227
Total current assets	228,954	205,849
Property and equipment, net	9,905	8,490
Goodwill	389,848	384,665
Other intangible assets, net	59,052	82,961
Deferred financing fees, net	8,068	10,269
Marketable securities	1,090	494
Other assets	466	343
Total assets	$697,383	$693,071
Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Current installments of obligations under capital leases	402	567
Accounts payable	8,340	7,021
Accrued expenses	18,078	21,214
Interest payable	9,465	9,975
Accrued claims reserves	36,349	32,107
Accrued payroll and related payroll taxes	66,454	55,132
Accrued termination costs	1,175	3,148
Advance payments	19,692	17,292
Due to affiliate, current	5,843	—
Total current liabilities	175,798	156,456
Senior term loan	252,500	262,500
Senior subordinated notes	178,714	178,435
Due to affiliate, net of current portion	—	5,332
Obligations under capital leases, excluding current installments	198	554
Other long-term liabilities	4,037	3,284
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	6,384	3,505
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 121,641 and 129,807 units issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	66	66
Accumulated deficit	(52,091)	(48,751)
Accumulated other comprehensive income	109	22
Total members’ equity	79,752	83,005
Total liabilities and members’ equity	$697,383	$693,071

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Revenues	$1,484,710	$1,261,816	$1,124,549
Cost of revenues	1,285,305	1,094,877	969,815
	199,405	166,939	154,734
Branch and corporate overhead expenses	121,416	106,449	93,100
Depreciation and amortization	30,413	26,552	25,312
Loss on early extinguishment of debt	—	4,784	—
Operating income	47,576	29,154	36,322
Interest expense, net	47,229	44,525	40,341
Net income (loss)	$347	$(15,371)	$(4,019)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Changes in Members’ Equity
For Years ended December 31, 2007, December 31, 2006 and
December 31, 2005
(Dollars in thousands)

	Class A		Class B		Class C			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss
	Number of Units	Amount	Number of Units	Amount	Number of Units
					Vested	Unvested	Amount
Balance at January 1, 2005	868,668	$131,618	77,627	$50	55,632	67,118	$44	$393	$(27,153)	$37
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(4,019)	—	$(4,019)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(82)	(82)
Total Comprehensive Loss											$(4,101)
Member tax distributions	—	—	—	—	—	—	—	—	(1,500)	—
Class C units granted	—	—	—	—	—	17,500	12	—	—	—
Class C unit vested	—	—	—	—	16,176	(16,176)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(16,176)	—	—	—	—
Reclassification of Class A units subject to put rights	—	—	—	—	—	—	—	(393)	(2,716)	—
Reclassification of Class B units subject to put rights	—	—	(46,097)	(30)	—	—	—	—	(2,400)	—
Balance at December 31, 2005	868,668	$131,618	31,530	$20	71,808	52,266	$56	$—	$(37,788)	$(45)
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	—	(15,371)	—	$(15,371)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	15	15
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	28	28
Defined benefit pension plan	—	—	—	—	—	—	—	—	—	24	24
Total Comprehensive Loss											$(15,304)
Member tax distributions	—	—	—	—	—	—	—	—	(410)	—
Equity unit expense	—	—	—	—	—	—	—	104	—	—
Class C units granted	—	—	—	—	—	15,000	10	—	—	—
Class C units vested	—	—	—	—	18,417	(18,417)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(9,267)	—	—	—	—
Reclassification of Class A units subject to put rights	—	—	—	—	—	—	—	(104)	2,418	—
Reclassification of Class B units subject to put rights	—	—	46,097	30	—	—	—	—	2,400	—
Balance at December 31, 2006	868,668	$131,618	77,627	$50	90,225	39,582	$66	$—	$(48,751)	$22

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Changes in Members’ Equity
For Years ended December 31, 2007, December 31, 2006 and
December 31, 2005
(Dollars in thousands)

	Class A		Class B		Class C			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income
	Number of Units	Amount	Number of Units	Amount	Number of Units
					Vested	Unvested	Amount
Balance at December 31, 2006	868,668	$131,618	77,627	$50	90,225	39,582	$66	$—	$(48,751)	$22
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	347	—	$347
Currency translation adjustment	—	—	—	—	—	—	—	—	—	30	30
Unrealized losses on marketable securities	—	—	—	—	—	—	—	—	—	(18)	(18)
Defined benefit pension plan	—	—	—	—	—	—	—	—	—	75	75
Total Comprehensive Income											$434
Member tax distributions	—	—	—	—	—	—	—	—	(830)	—
Equity unit expense	—	—	—	—	—	—	—	22	—	—
Class C units vested	—	—	—	—	17,917	(17,917)	—	—	—	—
Class C units cancelled	—	—	—	—	—	(8,166)	—	—	—	—
Reclassification of Class A units subject to put rights	—	—	—	—	—	—	—	(22)	(2,857)	—
Balance at December 31, 2007	868,668	$131,618	77,627	$50	108,142	13,499	$66	$—	$(52,091)	$109

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$347	$(15,371)	$(4,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,413	26,552	25,312
Loss on early extinguishment of debt	—	4,784	—
Noncash interest expense	3,093	3,243	4,137
Equity unit compensation expense	22	104	—
Gain on sale of assets	(53)	—	—
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	(21,382)	(13,462)	(5,732)
Other current assets and liabilities, net	14,780	13,688	1,236
Accounts payable, accrued expenses and other accrued liabilities	(3,702)	809	(2,565)
Advance payments	2,193	2,756	1,076
Non-compete payments	(500)	(450)	(400)
Other	—	(1)	44
Net cash provided by operating activities	25,211	22,652	19,089
Cash flows from investing activities
Consideration (paid) received for acquisitions of businesses, net of cash acquired	(9,482)	(73,860)	120
Purchases of property and equipment	(3,929)	(3,357)	(3,949)
Due to affiliate payments	—	(10,191)	—
Purchases of marketable securities	(614)	(466)	—
Proceeds from sale of assets	124	217	—
Net cash used in investing activities	(13,901)	(87,657)	(3,829)
Cash flows from financing activities
Repayment of senior term loans	(10,000)	(5,668)	(12,750)
Proceeds from issuance of senior term loans	—	84,918	—
Contributed capital, net	—	—	5
Member tax distributions	(830)	(410)	(1,500)
Insurance financing payments, net	—	(5,869)	(377)
Deferred financing fees	—	(5,880)	(854)
Capital lease payments	(521)	(189)	—
Net cash (used in) provided by financing activities	(11,351)	66,902	(15,476)
Effect of foreign currency rates on cash and cash equivalents	30	15	(82)
Net (decrease) increase in cash and cash equivalents	(11)	1,912	(298)
Cash and cash equivalents at beginning of year	12,622	10,710	11,008
Cash and cash equivalents at end of year	$12,611	$12,622	$10,710

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in thousands, except as otherwise stated)

1.    Organization and Basis of Presentation

Allied Security Holdings LLC (the ‘‘Company’’) provides premium contract security officer services to public and private sector customers throughout the United States.

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of the Company, was formed on February 19, 2003, as a result of the purchase transaction (‘‘Mafco Acquisition’’) by and among MacAndrews & Forbes Holdings Inc. (together with certain of its affiliates, ‘‘Mafco’’), as well as management of SpectaGuard’s predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition (‘‘Predecessor Company’’).

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

The Company operates under the name of ‘‘AlliedBarton Security Services’’ and ‘‘AlliedBarton’’ nationally and as ‘‘VanElla’’ in the conduct of the background verification business acquired from Van Ella.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in the period in which services are provided to its customers. Advance payments represent amounts received from customers in advance of performing the related services and are recorded as a current liability. The Company reports revenue net of sales tax.

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
December 31, 2007
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

Property and Equipment, net

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: leasehold improvements — up to 10 years; computer equipment — 1 to 5 years; computer and operating software — 3 to 5 years; vehicles — up to 5 years; office furniture, fixtures and equipment — 5 years.

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
December 31, 2007
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

Marketable Securities — Available-for-Sale

The Company’s investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The Company’s securities are traded on an established market and are carried at fair value using the specific identification method. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income. The Company reports realized gains and losses from investments in interest expense, net. All of the Company’s available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves

The Company maintains insurance coverage, subject to certain self-insured retentions, for workers’ compensation, general liability and equal opportunity employment matters. The Company also maintains insurance coverage for medical claims, however, effective January 1, 2007, the Company no longer is subject to self-insured retention. Reserves have been provided for certain of these claims based upon insurance coverages, the risk of loss retained by the Company, third party actuarial analysis and management’s judgment. Management reviews these estimates on a quarterly basis subject to information then currently available and adjusts the reserves accordingly. In the opinion of management, the Company’s insurance reserves are sufficient to cover the ultimate costs of these claims.

Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’). The principal awards issued under the Company’s share-based compensation plans are described in Note 15 and include Class C units. The Class C units generally vest over a period of five years, provided that the individual remains employed by the Company or provided that established performance goals are met. The related compensation costs are recognized over the expected vesting period and were $22 and $104 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, total unamortized compensation cost related to non-vested Class C units, net of expected forfeitures, was $195, which is expected to be recognized over a weighted-average period of 44 months. The compensation cost associated with such awards is measured at the grant date based on the estimated fair value of the award, adjusted for estimated forfeitures, which are based on our historical forfeiture rates. The grant-date fair value of share-based payments is determined based upon a market approach relying on the guidance by the American Institute of Certified Public Accountants in its practice aid, ‘‘Valuation of Privately-Held Company Equity Securities Issued as Compensation’’.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

Deferred Financing Fees

Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the terms of the respective financing agreements.

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005, respectively:

	Year ended December 31,
	2007	2006	2005
Increase (decrease) in redemption amount of Class A units subject to put rights	$2,879	$(2,314)	$3,109
(Decrease) increase in redemption amount of Class B units subject to put rights	$—	$(2,430)	$2,430
Mafco goodwill adjustments	$(77)	$(2,171)	$(1,050)
Barton goodwill adjustments	$(530)	$(23)	$(1,029)
PSB goodwill adjustments	$(112)	$—	$—
Initial goodwill adjustments	$721	$—	$—

Cash interest paid during the years ended December 31, 2007, 2006 and 2005 was $44,896, $41,367 and $36,846, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007 and it did not have a material impact on its consolidated results of operation or financial position. See Note 13, Income Taxes.

In June 2006, the FASB ratified Emerging Issues Task Force (‘‘EITF’’) Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted the provisions of EITF 06-3 on January 1, 2007 and it did not have a material impact on its consolidated results of operation or financial position. The Company reports revenue net of sales tax.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, ‘‘Accounting for Leases,’’ and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based upon pronouncements issued to date, the Company has evaluated SFAS No. 157 and has determined that it does not have a material impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008 and has not elected the fair value option for any items permitted under SFAS No. 159 as of the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’), which replaces SFAS No. 141, ‘‘Business Combinations.’’ SFAS 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (previously referred to as the purchase method) but SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company will apply the provisions SFAS 141(R) to any business combinations occurring on or after January 1, 2009.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.’’ SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

3.    Acquisitions

On July 20, 2006, the Company acquired all of the outstanding membership interests of Initial (the ‘‘Initial Acquisition’’). Initial provides manned guarding, mobile patrol and related services in the United States. The Company allocated the purchase price to the assets acquired and liabilities assumed based upon the fair value at the date of the Initial Acquisition. The cost of the Initial Acquisition was approximately $73,860, net of $5,271 of cash acquired, and was allocated as follows:

Current assets, net of cash acquired of $5,271	$32,054
Property and equipment	3,089
Goodwill	30,184
Customer list	28,000
Current liabilities	(18,723)
Obligations under capital lease, excluding current installments of $566	(744)
$73,860

This purchase price for the Initial Acquisition was funded through borrowings under the New Credit Agreement (as defined in Note 10).

See Note 9 for a description of accrued termination costs recorded as part of the purchase accounting related to the Initial Acquisition.

The consolidated results of operations for the year ended December 31, 2006 included 164 days of operations of Initial subsequent to the acquisition date. Unaudited pro forma consolidated results of operations of the Company are as follows assuming the Initial Acquisition occurred at the beginning of the periods presented:

	Year ended December 31,
	2006	2005
Revenues	$1,397,278	$1,350,770
Operating income	$29,820	$42,296
Net loss	$(15,623)	$(4,696)

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

On January 31, 2007, the Company acquired the assets of Fox (the ‘‘Fox Acquisition’’). Fox provided manned guarding services to residential communities in Florida. The cost of the Fox Acquisition, which was funded by operating cash flow, was $2,303, inclusive of a working capital adjustment of $124 and a contractual price adjustment with respect to customer retention, post-closing of $365. These two adjustments were disbursed from an escrow established at closing and paid to the Company in October 2007, thereby reducing the original escrow balance from $1,035 to $546. The purchase price has been allocated as follows:

Accounts receivable	$115
Goodwill	1,605
Customer list	790
Deferred revenue	(207)
$2,303

On July 2, 2007, the Company acquired the assets of Van Ella (the ‘‘Van Ella Acquisition’’), a provider of employee background verification services. The cost of the Van Ella Acquisition, which was funded by operating cash flow, was $7,179. The preliminary purchase price has been allocated as follows:

Accounts receivable	$813
Property and equipment (including capitalized operating software of $1,600)	1,738
Goodwill	3,576
Customer list	1,532
Other assets	15
Accounts payable and accrued expenses	(495)
$7,179

In connection with the Van Ella Acquisition, the Company deposited $1,250 of the purchase price into an escrow account pending resolution of any claims on the part of the Company for indemnification from the sellers. No disbursements have been made from the escrow account.

Unaudited pro forma consolidated results of operations of the Company assuming the Fox and Van Ella acquisitions had occurred at the beginning of the periods presented has not been presented due to the immaterial nature of these acquisitions.

4.    Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2007	2006
Billed receivables	$177,646	$159,715
Unbilled receivables	27,568	22,821
	205,214	182,536
Less: Allowance for doubtful accounts	(2,050)	(1,760)
Accounts receivable, net	$203,164	$180,776

Unbilled receivables represent services performed which have not been billed to the customer by the end of the respective period. Substantially all unbilled receivables are invoiced in the month following the month in which the services were performed.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

5.    Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2007	2006
Leasehold improvements	$1,741	$1,556
Computer equipment	7,787	6,219
Computer and operating software	5,469	2,628
Vehicles	1,273	1,424
Office furniture, fixtures, and equipment	4,387	3,622
	20,657	15,449
Less accumulated depreciation	(10,752)	(6,959)
Property and equipment, net	$9,905	$8,490

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4,181, $3,147 and $3,995, respectively.

6.    Goodwill and Other Intangible Assets, net

Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. The Company completed its annual impairment assessment as of October 1 of fiscal 2007 and concluded that there is no impairment of goodwill.

The change in carrying amount of goodwill for the years ended December 31, 2007 and 2006, respectively, is as follows:

Balance as of January 1, 2006	$357,396
Mafco Acquisition adjustments	(2,171)
Barton Acquisition adjustments	(23)
Initial Acquisition (see Note 3)	29,463
Balance as of December 31, 2006	384,665
Mafco Acquisition adjustments	(77)
Barton Acquisition adjustments	(530)
Initial Acquisition adjustments	721
PSB Acquisition adjustments	(112)
Fox Acquisition (see Note 3)	1,605
Van Ella Acquisition (see Note 3)	3,576
Balance as of December 31, 2007	$389,848

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

Mafco Acquisition adjustments recorded to goodwill relate to pre-acquisition tax contingencies which existed at the date of the Mafco Acquisition. These contingent tax liabilities relate to predecessor companies Effective Holdings Inc. and subsidiaries and AS Acquisition Inc. and subsidiaries, which were taxed under Subchapter C of the Internal Revenue Code. These predecessor companies had tax reserves relating to uncertainties about tax returns for periods prior to the Mafco Acquisition. Each year following the Mafco Acquisition, the Company has reviewed such tax reserves and recorded adjustments to goodwill as deemed necessary. The primary triggering event resulting in the change of estimate of the reserve was the expiration of the statute of limitations on the successor entity’s tax years.

Barton and PSB Acquisition adjustments to goodwill relate to lease termination liability adjustments (see Note 9).

Initial Acquisition adjustments to goodwill relate to accounts receivable and severance and lease termination liability adjustments (see Note 9).

Gross carrying amounts and accumulated amortization for intangible assets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$156,188	$(97,476)	$58,712	$153,865	$(71,584)	$82,281
Covenants not-to-compete	1,700	(1,360)	340	1,700	(1,020)	680
Total	$157,888	$(98,836)	$59,052	$155,565	$(72,604)	$82,961

The value of the customer lists acquired is being amortized over six years using the straight-line method. Covenants not-to-compete are being amortized over five years using the straight-line method.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $26,232, $23,405 and $21,317, respectively.

Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2008	$26,371
2009	15,409
2010	9,112
2011	5,054
2012	2,967
Thereafter	139
$59,052

7.    Deferred Financing Fees, net

Deferred financing fees, net are being amortized to interest expense using the effective interest method over the term of the respective financing agreements in relation to the Notes, the New and Prior Senior Term Loans and the New and Prior Revolver which mature between June 2010 and July 2011 (see Note 10).

Amortization of deferred financing fees for the years ended December 31, 2007, 2006 and 2005 was $2,201, $2,232 and $2,345, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

The estimated annual aggregate amortization expense, which will be included as interest expense, for each of the next five fiscal years is as follows:

2008	$2,328
2009	2,475
2010	2,213
2011	1,052
2012	—
$8,068

8.    Marketable Securities

The unrealized gain on available-for-sale securities as of December 31, 2007 and 2006 was approximately $10 and $28, respectively, and has been reported in the Company’s balance sheet as a component of accumulated other comprehensive income. The cost, unrealized gains and estimated fair value related to the Company’s available-for-sale securities are as follows:

	December 31,
	2007	2006
Cost	$1,080	$466
Unrealized gains	10	28
Estimated fair value	$1,090	$494

9.    Accrued Termination Costs

On December 19, 2003, the Company acquired all of the outstanding common shares of Professional Security Bureau LLC (‘‘PSB’’) (the ‘‘PSB Acquisition’’). As a result of the PSB Acquisition, the Company adopted a formal plan (the ‘‘PSB Plan’’) to terminate certain PSB employees and close duplicative PSB office facilities. The PSB Plan included severance-related benefits to cover affected PSB employees. The PSB Plan also included lease termination costs in order to close 14 PSB office facilities. The Company ultimately recorded $1,154 of termination costs related to the PSB Plan as a part of the purchase price allocation. In the second quarter of 2007, the Company revised its estimate of certain lease terminations and reduced the corresponding aggregate liability by $112, recording the adjustment to goodwill. As of December 31, 2007, $1,042 of payments have been made, and the PSB Plan is now complete.

On August 2, 2004, the Company completed the Barton Acquisition. As a result of the Barton Acquisition, the Company adopted a formal plan (the ‘‘Barton Plan’’) to terminate certain Barton employees and close duplicative Barton office facilities. The Barton Plan initially included severance-related benefits to cover affected Barton employees. The Barton Plan also initially included lease termination costs in order to close 21 Barton office facilities. The Company initially recorded approximately $6,135 of termination costs related to the Barton Plan as part of the purchase price allocation. In 2007, 2006 and 2005, the Company revised its estimate of certain lease termination and severance costs and reduced the corresponding aggregate liability by $530, $23 and $2,437, respectively, recording the adjustments to goodwill. As of December 31, 2007, approximately $3,145 of payments have been made, and the Barton Plan is now complete.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

As a result of the Initial Acquisition completed on July 20, 2006, the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and close duplicative Initial office facilities. The Initial Plan provides for severance-related benefits to cover affected Initial employees. The Initial Plan also includes lease termination costs in order to close 16 Initial office facilities. The Company initially recorded approximately $2,475 of termination costs related to the Initial Plan as part of the purchase price allocation. In 2007, the Company revised its estimate of certain lease termination and severance costs and decreased the corresponding aggregate liability by $59, recording the adjustment to goodwill. As of December 31, 2007, approximately $1,241 of payments have been made related to the Initial Plan with a liability for remaining payments of $1,175 expected to be paid out by March 31, 2012.

The following table shows the activity for the years ended December 31, 2007 and 2006, for the accrued termination costs for the above acquisitions:

	Lease	Severance	Total
Balance as of January 1, 2006	$1,310	$270	$1,580
Additions	1,622	853	2,475
Payments	(537)	(347)	(884)
Adjustments	—	(23)	(23)
Balance as of December 31, 2006	2,395	753	3,148
Payments	(734)	(538)	(1,272)
Adjustments	(646)	(55)	(701)
Balance as of December 31, 2007	$1,015	$160	$1,175

10.    Debt

The Company’s debt is summarized as follows:

	December 31,
	2007	2006
Senior Term Loan, variable rate interest (effective rate 7.83% and 8.37% at December 31, 2007 and 2006, respectively), due June 30, 2010	$262,500	$272,500
11.375% Senior Subordinated Notes, due July 15, 2011, net of unamortized discount of $1,286 and $1,565, respectively	178,714	178,435
Capital leases at a rate of 5.88% and 6.16% as of December 31, 2007 and 2006, respectively, due through June 30, 2010	600	1,121
	441,814	452,056
Less current maturities	(10,402)	(10,567)
	$431,412	$441,489

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which matures on July 15, 2011. The fair value of the Notes was below its carrying value by approximately $6.7 million at December 31, 2007.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

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

On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘New Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The New Credit Agreement amended, restated and superseded the Prior Credit Agreement. The New Credit Agreement consists of a $275.0 million term loan (the ‘‘New Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the New Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘New Revolver’’) that matures on August 2, 2009. The New Revolver includes a $50.0 million sub-limit for letters of credit. The Company used the incremental borrowings under the New Credit Agreement to finance the Initial Acquisition and pay related fees and expenses. Under the terms of the New Credit Agreement, the Company is now permitted to add-back to consolidated earnings before interest, taxes, depreciation and amortization (‘‘Consolidated EBITDA’’) (i) expenses for the purchase of uniforms; (ii) pro forma cost savings as determined in the New Credit Agreement; and (iii) one-time severance expense in the aggregate amount not to exceed $0.9 million in fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate. The fair value of the New Senior Term Loan approximates its carrying value at December 31, 2007.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

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

The New Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality qualifications. As of December 31, 2007, the Company is in compliance with all covenants under the New Credit Agreement.

The New Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $31.9 million as of December 31, 2007. As of December 31, 2007, the outstanding New Revolver balance, excluding the outstanding letters of credit, was zero.

The Company recorded a loss on early extinguishment of debt of $4.8 million during the year ended December 31, 2006 related to entering into the New Credit Agreement. The $4.8 million includes a $1.9 million write-off in Prior Senior Term Loan deferred financing fees, $2.5 million in financing fees paid to the lenders in conjunction with the New Credit Agreement and $0.4 million in new Senior Subordinated Note financing fees incurred as a result of the Consent Solicitation.

In the ordinary course of business, the Company may from time to time enter into short-term financing agreements in order to fund its business insurance policy premiums. On August 15, 2005, the Company entered into a financing agreement with Cananwill, Inc. for a total amount of $10.6 million. Payments were due in equal monthly installments through May 1, 2006 and bore an annual interest rate of 4.99%. As of May 1, 2006, this financing agreement, including accrued interest, was repaid in full and the Company has not entered into a financing agreement since.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 30 months totaling $0.6 million. See Note 17 for further discussion on leases.

Future debt maturities for the subsequent five years are as follows:

2008	$10,402
2009	10,180
2010	242,518
2011	178,714
2012	—
Total	$441,814

11.    Contingent Liabilities

In the normal course of operations, various legal claims are filed against the Company. The Company has reserved for certain of these claims based upon insurance coverages, the risk of loss retained by the Company, and management’s judgment (in some cases after receipt of the advice of counsel). In the opinion of management, the ultimate outcome of these actions is not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

12.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	December 31,
	2007	2006
Accumulated translation adjustment	$—	$(30)
Unrealized gains on marketable securities	10	28
Defined benefit pension plan	99	24
Total accumulated other comprehensive income	$109	$22

13.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended (the ‘‘Operating Agreement’’). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. These distributions were $830, $410 and $1,500 in 2007, 2006 and 2005, respectively. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial reporting purposes.

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company recorded no interest or penalties related to unrecognized tax benefits. The Company records interest and penalties related to tax matters within interest expense, net, and branch and corporate overhead expenses, respectively, on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented.

The Company’s tax returns are subject to examination by federal and state taxing authorities. The Company’s federal income tax return for the year ended December 31, 2004 was examined by the Internal Revenue Service (‘‘IRS’’). Certain proposed adjustments to the 2004 tax return were identified by the IRS and agreed to by the Company. The IRS has also proposed changes to the tax returns of the Company’s seven members and has reached agreements with three members thus far. The Company believes these adjustments will not have a material impact on its financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to federal examination. The Company’s state tax returns are subject to examination by various state taxing authorities for the years 2003 through 2006. Tax years prior to 2003 are no longer subject to examination by state taxing authorities.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

14.    Retirement Plans

a)    Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. Employees can contribute 1% to 75% of compensation, up to the maximum allowed by law. The amount is set annually by the Internal Revenue Service. The Company matches a percentage of the employees’ contributions ranging from 10% to 75% depending on the number of years of credited service. Employees must be actively employed on the last day of the year to receive matching contributions. Employees are always 100% vested in their contributions and rollover contributions, plus any earnings they generate. The Company’s matching contributions and earnings will become 100% vested after three years of service. Expenses related to this plan amounted to $1,135, $735 and $603 for the years ended December 31, 2007, 2006 and 2005, respectively.

b)    Defined Benefit Pension Plan

As a result of the Initial Acquisition (see Note 3), the Company maintains a defined benefit pension plan covering a limited number of current and former employees who are members of a guard union located in New York, NY. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.

Summarized information on the Company’s defined benefit pension plan, measured as of year end, and the amounts recognized in the consolidated balance sheet and in accumulated other comprehensive income were as follows:

	December 31,
	2007	2006
Accumulated Benefit Obligation, end of year	$1,000	$1,151
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year	$1,151	$—
Initial Acquisition (1)	—	1,121
Interest cost	57	27
Actuarial (gain) loss	(167)	19
Benefits paid	(41)	(16)
Projected benefit obligation, end of year	$1,000	$1,151
Change in Plan Assets:
Fair value of plan assets, beginning of year	$1,166	$—
Initial Acquisition (1)	—	1,069
Actual (loss) return on plan assets	(3)	79
Company contributions	60	34
Benefits paid	(41)	(16)
Fair value of plan assets, end of year	$1,182	$1,166
Funded Status, end of year	$182	$15
Amounts Recognized in Consolidated Balance Sheet:
Other assets	$182	$15
Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial gain	$(99)	$(24)

(1)	The Company assumed responsibility for the pension plan as of July 20, 2006, the effective date of the Initial Acquisition.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

Weighted-average assumptions used to determine the benefit obligation as of the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Discount rate	6.25%	5.75%
Rate of compensation increase	N/A	N/A
Mortality basis	RP2000 Combined Healthy	RP2000 Combined Healthy

The Company’s defined benefit pension plan is currently frozen and therefore the rate of compensation increase is determined to be zero. As of the year ended December 31, 2007, the Company used the RP2000 Combined Healthy mortality table projected to 2008 using scale AA.

Net periodic benefit income for the Company’s pension plan includes the following components:

	Year ended December 31, 2007	Period from July 20, 2006 to December 31, 2006 (1)
Components of Net Periodic Benefit Income:
Interest cost	$57	$27
Expected return on assets	(86)	(36)
Amortization of unrecognized actuarial gain	(3)	—
Net periodic benefit income	$(32)	$(9)
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income:
Net actuarial gain	$(78)	$—
Reversal of amortization item:
Net actuarial gain	3	—
Total recognized in other comprehensive income	(75)	—
Total recognized in net periodic benefit income and other comprehensive income	$(107)	$(9)

(1)	The Company assumed responsibility for the pension plan as of July 20, 2006, the effective date of the Initial Acquisition.

The estimated net actuarial gain for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic pension income during 2008 is $0. The amount amortized during the year ended December 31, 2007 was $3.

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

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

Weighted-average assumptions used to determine the net periodic benefit income for the year ended December 31, 2007 and the period from July 20, 2006 to December 31, 2006 were as follows:

	Year ended December 31, 2007	Period from July 20, 2006 to December 31, 2006
Discount rate	5.75%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A
Mortality basis	RP2000 Combined Healthy	RP2000 Combined Healthy

The Company’s overall expected long-term rate of return on assets of 7.50% is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Plan Assets

The weighted-average asset allocations of the Company’s pension assets were as follows:

	December 31,
	2007	2006
Asset category:
Common stocks	61.1%	69.2%
Cash and cash equivalents	35.3%	26.2%
Other	3.6%	4.6%
Total	100.0%	100.0%

The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company’s investment policy and strategies for the defined benefit pension plan use target allocations for the individual asset categories. The Company’s risk management policies permit investments in equity and fixed income securities with none representing over 5% of total assets. The Company addresses diversification by the purchase of no more than 70% equity securities and no less than 30% non-equity securities. These securities are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Company made contributions of $60 and $34 to the defined benefit pension plan for the year ended December 31, 2007 and the period from July 20, 2006 to December 31, 2006, respectively. The Company’s contributions to the plan during 2008 are expected to be in the range of $55 to $60.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

The Company’s expected pension benefit payments for each of the five succeeding years and the aggregate of the five years thereafter are as follows:

2008	$62
2009	65
2010	67
2011	70
2012	72
2013 – 2017	368
$704

c)    Supplemental Executive Retirement Plan

Effective as of January 1, 2005, the Company adopted a Supplemental Executive Retirement Plan (‘‘SERP’’), intended to attract and retain senior executives of the Company by providing, subject to vesting and other requirements, a meaningful benefit following their retirement. Subject to the approval of the Compensation Committee of the Board of Managers of the Company in the exercise of its discretion, the Company credits participants’ notional accounts under the SERP each year, such amounts which, when increased for a notional earnings adjustment, will provide a participant with a lump sum benefit at retirement (defined as the later of age 63 or 20 years of service) sufficient to provide a stream of income that replaces 40% of the average annual income of the participant over the final five years of employment. Average annual income is defined as base salary plus the lesser of 100% of the participant’s targeted bonus or 50% of base salary. Benefits generally vest on a stepped basis over a five-year period. Length of service back to March 1, 2003 is taken into account when determining vesting. The SERP is administered under the supervision and oversight of the Compensation Committee, which is specifically charged with determining, among other things, those eligible employees to be granted an award in each plan year, and the amount of each award. The Company’s expense related to the SERP was $737, $725 and $673 for the years ended December 31, 2007, 2006 and 2005, respectively.

d)    Supplemental Income Plan

The Company sponsors a Supplemental Income Plan (‘‘SIP’’) for certain eligible employees. The plan is a non-qualified benefit plan that is meant to provide additional compensation to employees who are not eligible to participate in the Company’s qualified 401(k) plan and are not covered by the Company SERP. The Company has segregated assets in the marketable securities account which it intends to utilize to fund this liability. Employee vesting occurs over six years of service beginning after completion of two years with the Company. The Company’s expense related to the SIP was $578, $517 and $478 for the years ended December 31, 2007, 2006 and 2005, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

15.    Units Subject to Put Rights and Members’ Equity

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

Pursuant to the Operating Agreement, cash distributions may be made to the members in the following order and priority: (i) among the units in proportion to, and to the extent of, initial contributed capital attributable to the units (excluding any capital attributable to unvested Class C units) until all initial contributed capital has been returned, and (ii) any remaining balance to the members in proportion to their ownership percentage.

The Operating Agreement includes put rights issued to OCM that give that member the option to cause the Company to purchase all of the 22,317 Class A units subject to put rights held by the member at specified periods of time, the earliest of which was 2007, at the estimated redemption amount at the time the put right is exercised. In 2007, the Company recorded an estimated increase in the redemption amount of such Class A units subject to put rights of $2,879 as a reduction of members’ equity. In 2006, the Company recorded the estimated decrease in redemption amount of such Class A units subject to put rights of $2,314 as an increase of members’ equity. In 2005, the Company recorded an estimated increase in the redemption amount of such Class A units subject to put rights of $3,109 as a reduction of members’ equity.

Pursuant to the Operating Agreement, Mr. Albert Berger, the Company’s former Chairman of the Board, had the right to cause the Company to purchase all, but not less than all, of his outstanding Class B units during a 90-day period beginning on February 19, 2006 in accordance with a specified calculation as defined in the Operating Agreement. The put right valued at approximately $2,995 expired on May 19, 2006. As of December 31, 2005, the Company recorded the estimated increase in the redemption amount of such Class B units subject to put rights of $2,430 as a reduction of members’ equity. The put rights expired in 2006 and the Company reclassified the carrying amount of such Class B units formerly subject to put rights as an increase of members’ equity. There were no new Class B units issued in 2007 or 2006.

The following table summarizes Class C unit activity:

Class C units outstanding at January 1, 2005	122,750
Issuances	17,500
Cancellations/repurchases	(16,176)
Class C units outstanding at December 31, 2005	124,074
Issuances	15,000
Cancellations/repurchases	(9,267)
Class C units outstanding at December 31, 2006	129,807
Cancellations/repurchases	(8,166)
Class C units outstanding at December 31, 2007	121,641

The number of Class C units vested as of December 31, 2007 and 2006 was 108,142 and 90,225, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

16.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, is obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliates. In 2007, 2006 and 2005, the Company paid $0, $10,191 and $0, respectively, to senior management and as of December 31, 2007, the Company had $5,843 accrued related to this remaining liability, which was paid on February 19, 2008. The Company is obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

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

During 2007, 2006 and 2005, the Company provided contract security officer services to certain companies in which Mafco has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $3,860, $2,550 and $2,315 in 2007, 2006 and 2005, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $741 and $452 at December 31, 2007 and 2006, respectively.

17.    Leases

a)    Operating Leases

The Company has commitments under operating leases for certain equipment and facilities used in its operations. Total rental expense for the years ended December 31, 2007, 2006 and 2005 was $8,875, $8,630 and $8,388, respectively.

Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

2008	$10,652
2009	7,713
2010	4,896
2011	2,490
2012	1,196
Thereafter	706
Total	$27,653

Allied Security Holdings LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2007
(Dollars in thousands, except as otherwise stated)

b)    Capital Leases

As a result of the Initial acquisition, the Company is obligated under capital leases for certain vehicles that expire at various dates during the next four years. At December 31, 2007 and 2006, the gross amount of vehicles and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2007	2006
Vehicles	$1,226	$1,421
Less accumulated amortization	(444)	(170)
Vehicles, net	$782	$1,251

Future minimum rental payments required under those capital leases that have an initial or remaining noncancelable lease term in excess of one year are as follows:

2008	$402
2009	180
2010	18
2011	—
Total	$600

ALLIED SECURITY HOLDINGS LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,760	$537	$(247)	$2,050
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,877	$478	$(595)	$1,760
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,393	$806	$(322)	$1,877