Form 10-Q
period 2008-03-31
Allied Security Holdings LLC
filed 2008-05-13
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes               No

As of March 31, 2008, there were 1,090,253 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,718	$12,611
Restricted cash	5,591	6,128
Accounts receivable, net of allowance for doubtful accounts of $1,891 and $2,050 as of March 31, 2008 and December 31, 2007, respectively	191,045	203,164
Other	5,714	7,051
Total current assets	240,068	228,954
Property and equipment, net	9,502	9,905
Goodwill	389,840	389,848
Other intangible assets, net	52,462	59,052
Deferred financing fees, net	7,499	8,068
Marketable securities	1,534	1,090
Other assets	462	466
Total assets	$701,367	$697,383
Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$9,991	$10,000
Revolver	17,000	—
Current installments of obligations under capital leases	348	402
Accounts payable	8,999	8,340
Accrued expenses	19,348	18,078
Interest payable	4,335	9,465
Accrued claims reserves	38,409	36,349
Accrued payroll and related payroll taxes	61,251	66,454
Accrued termination costs	945	1,175
Advance payments	24,843	19,692
Due to affiliate, current	—	5,843
Total current liabilities	185,469	175,798
Senior term loan	249,786	252,500
Senior subordinated notes	178,788	178,714
Obligations under capital leases, excluding current installments	137	198
Other long-term liabilities	4,147	4,037
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	6,378	6,384
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 121,641 units issued and outstanding	66	66
Accumulated deficit	(55,136)	(52,091)
Accumulated other comprehensive income	64	109
Total members’ equity	76,662	79,752
Total liabilities and members’ equity	$701,367	$697,383

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues	$387,338	$362,628
Cost of revenues	339,437	316,620
	47,901	46,008
Branch and corporate overhead expenses	31,939	31,352
Depreciation and amortization	7,696	7,603
Operating income	8,266	7,053
Interest expense, net	11,195	11,888
Net loss	$(2,929)	$(4,835)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,929)	$(4,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,696	7,603
Noncash interest expense	656	772
Equity unit compensation expense	13	—
Gain on sale of assets	(5)	—
Changes in assets and liabilities (net of impact of acquired business):
Accounts receivable, net	12,119	(1,646)
Other current assets and liabilities, net	(1,263)	6,153
Accounts payable, accrued expenses and other accrued liabilities	(3,201)	(4,958)
Advance payments	5,151	1,894
Non-compete payments	(125)	(125)
Net cash provided by operating activities	18,112	4,858
Cash flows from investing activities
Consideration paid for acquisition of business	—	(2,781)
Purchases of property and equipment	(706)	(786)
Purchases of marketable securities	(489)	(490)
Due to affiliate payment	(5,843)	—
Proceeds from sale of assets	6	38
Net cash used in investing activities	(7,032)	(4,019)
Cash flows from financing activities
Proceeds from revolver	17,000	—
Repayment of senior term loan	(2,723)	(2,500)
Capital lease payments	(115)	(93)
Member tax distributions paid	(135)	—
Net cash provided by (used in) financing activities	14,027	(2,593)
Effect of foreign currency rates on cash and cash equivalents	—	16
Net increase (decrease) in cash and cash equivalents	25,107	(1,738)
Cash and cash equivalents at beginning of period	12,611	12,622
Cash and cash equivalents at end of period	$37,718	$10,884

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

1.    Organization and Basis of Presentation

Allied Security Holdings LLC (the ‘‘Company’’) provides premium contract security officer services to public and private sector customers throughout the United States.

SpectaGuard Acquisition LLC (‘‘SpectaGuard’’), a wholly-owned subsidiary of the Company, was formed on February 19, 2003, as a result of the purchase transaction (‘‘Mafco Acquisition’’) involving MacAndrews & Forbes Holdings Inc. (together with certain of its affiliates, ‘‘Mafco’’), as well as certain members of the management of SpectaGuard’s predecessor. As a result of this transaction, Mafco has a substantial controlling interest in the Company. Prior to this transaction, the Company also operated under the name SpectaGuard Acquisition (‘‘Predecessor Company’’).

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial statements. The consolidated balance sheet as of March 31, 2008, consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements.

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
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2007 Annual Report on Form 10-K.

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
March 31, 2008
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

Marketable Securities — Available-for-Sale

The Company’s investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115. ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The marketable securities are carried at fair value based on quoted prices in active markets. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income. The Company reports realized gains and losses from investments in interest expense, net. All of the Company’s available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.

Insurance Reserves

The Company maintains insurance coverage, subject to certain self-insured retentions, for workers’ compensation, general liability and employment practice liability matters. The Company also maintains medical insurance coverage for certain of its employees, however, effective January 1, 2007, the Company no longer is subject to self-insured retentions for employee medical coverage. Reserves have been provided for certain of these claims based upon insurance coverages, the risk of loss retained by the Company, third party actuarial analysis and management’s judgment. Management reviews these estimates on a quarterly basis subject to information then currently available and adjusts the reserves accordingly. In the opinion of management, the Company’s insurance reserves are sufficient to cover the ultimate costs of these claims.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

Deferred Financing Fees

Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the terms of the respective financing agreements.

Statement of Cash Flows

The following noncash transactions have been excluded from the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended
	March 31, 2008	March 31, 2007
(Decrease) increase in redemption amount of Class A Units subject to put rights	$(6)	$613
Initial goodwill adjustments	$(8)	$—

Cash interest paid during the three months ended March 31, 2008 and 2007 was $10,782 and $16,390, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, ‘‘Accounting for Leases,’’ and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. With respect to financial assets and financial liabilities, the adoption of SFAS No. 157, as amended by FSP 157-1, did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company adopted the provisions of SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any items permitted under SFAS No. 159. Accordingly, SFAS No. 159 had no effect on the Company’s consolidated results of operations or financial position.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

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

3.    Goodwill and Other Intangible Assets, net

The change in carrying amount of goodwill for the three months ended March 31, 2008 is as follows:

Balance as of December 31, 2007	$389,848
Initial Acquisition adjustments	(8)
Balance as of March 31, 2008	$389,840

Gross carrying amounts and accumulated amortization for intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$156,188	$(103,981)	$52,207	$156,188	$(97,476)	$58,712
Covenants not-to-compete	1,700	(1,445)	255	1,700	(1,360)	340
Total	$157,888	$(105,426)	$52,462	$157,888	$(98,836)	$59,052

Amortization expense for the three months ended March 31, 2008 and 2007 was $6,590 and $6,519, respectively.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2008 (less three months ended March 31, 2008)	$19,781
2009	15,409
2010	9,112
2011	5,054
2012	2,967
Thereafter	139
$52,462

4.    Deferred Financing Fees, net

Deferred financing fees, net are being amortized to interest expense using the effective interest method over the term of the respective financing agreements in relation to the Notes, the Senior Term Loan and the Revolver (as hereinafter defined), which mature between June 2010 and July 2011 (see Note 7).

Amortization of deferred financing fees for the three months ended March 31, 2008 and 2007 was $569 and $539, respectively.

The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the following three years is as follows:

2008 (less three months ended March 31, 2008)	$1,759
2009	2,475
2010	2,213
2011	1,052
$7,499

5.    Marketable Securities

The unrealized (losses) gains on available-for-sale securities as of March 31, 2008 and December 31, 2007 were approximately $(35) and $10, respectively, and have been reported in the Company’s balance sheet as a component of accumulated other comprehensive income. The cost, unrealized (losses) gains and estimated fair value related to the Company’s available-for-sale securities are as follows:

	March 31, 2008	December 31, 2007
Cost	$1,569	$1,080
Unrealized (losses) gains	(35)	10
Estimated fair value	$1,534	$1,090

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

6.    Accrued Termination Costs

As a result of the Initial Acquisition completed on July 20, 2006, the Company adopted a formal plan (the ‘‘Initial Plan’’) to terminate certain Initial employees and close duplicative Initial office facilities. The Initial Plan provides for severance-related benefits to cover affected Initial employees. The Initial Plan also includes lease termination costs in order to close 16 Initial office facilities. The Company initially recorded approximately $2,475 of termination costs related to the Initial Plan as part of the purchase price allocation. In 2007, the Company revised its estimate of certain lease termination and severance costs and decreased the corresponding aggregate liability by $59, recording the adjustment to goodwill. In 2008, the Company revised its estimate of certain severance costs and decreased the corresponding aggregate liability by $8, recording the adjustment to goodwill. As of March 31, 2008, approximately $1,463 of payments have been made related to the Initial Plan with a liability for remaining lease payments of $945 expected to be paid out by March 31, 2012.

The following table shows the activity for the three months ended March 31, 2008, for the accrued termination costs for the above acquisition:

	Lease	Severance	Total
Balance as of December 31, 2007	$1,015	$160	$1,175
Payments	(70)	(152)	(222)
Adjustments	—	(8)	(8)
Balance as of March 31, 2008	$945	$—	$945

7.    Debt

The Company’s debt is summarized as follows:

	March 31, 2008	December 31, 2007
Senior Term Loan, variable rate interest (effective rate 5.71% and 7.83% as of March 31, 2008 and December 31, 2007, respectively), due June 30, 2010	$259,777	$262,500
11.375% Senior Subordinated Notes, due July 15, 2011, net of unamortized discount of $1,212 and $1,286 as of March 31, 2008 and December 31, 2007, respectively	178,788	178,714
Revolver at a rate of 8.75%, due August 2, 2009	17,000	—
Capital leases at a rate of 3.91% and 5.88% as of March 31, 2008 and December 31, 2007, respectively, due through June 30, 2010	485	600
	456,050	441,814
Less current maturities	(27,339)	(10,402)
	$428,711	$431,412

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which matures on July 15, 2011. The fair value of the Notes was below its carrying value by approximately $20.4 million at March 31, 2008.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The Credit Agreement amended, restated and superseded the Company’s prior credit agreement. The Credit Agreement consists of a $275.0 million term loan (the ‘‘Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘Revolver’’) that matures on August 2, 2009. The Revolver includes a $50.0 million sub-limit for letters of credit. The fair value of the Senior Term Loan approximates its carrying value at March 31, 2008.

The indebtedness under the Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and the Guarantors’ assets, other than leased real property. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The Credit Agreement contains affirmative and negative covenants customary for such financings. The Credit Agreement also requires the Company to maintain, as further defined in the Credit Agreement, a minimum ratio of Consolidated EBITDA to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter.

The Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality qualifications. As of March 31, 2008, the Company is in compliance with all covenants under the Credit Agreement.

The Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $31.7 million as of March 31, 2008. On March 17, 2008, the Company borrowed $17.0 million under the Revolver for general corporate purposes. At March 31, 2008, the remaining amount available for borrowing under the Revolver was $1.3 million. In April 2008, the $17.0 million Revolver borrowing was repaid in full. The available balance under the Revolver, net of letters of credit, is $18.3 million after repayment of the outstanding Revolver amount in April 2008.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 27 months totaling $0.5 million.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

Debt maturities for the remainder of the current year and the following three years are as follows:

2008 (less three months ended March 31, 2008)	$24,780
2009	10,172
2010	242,310
2011	178,788
Total	$456,050

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

9.    Comprehensive Loss

Comprehensive loss is defined as net loss and other changes in members’ equity (deficit) from transactions and other events from sources other than those derived from members. A reconciliation of net loss to comprehensive loss is as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(2,929)	$(4,835)
Unrealized (losses) gains on marketable securities	(45)	16
Comprehensive loss	$(2,974)	$(4,819)

10.    Income Taxes

The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended (the ‘‘Operating Agreement’’). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. Distributions for the three months ended March 31, 2008 were approximately $0.1 million. No distributions were made for the three months ended March 31, 2007. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial reporting purposes.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

11.    Defined Benefit Pension Plan

The Company maintains a defined benefit pension plan covering a limited number of current and former employees who are members of a guard union located in New York, NY. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.

Net periodic benefit income for the Company’s pension plan includes the following components:

	Three months ended March 31,
	2008	2007
Interest cost	$15	$16
Expected return on assets	(22)	(22)
Net periodic benefit income	$(7)	$(6)

The Company contributed $20 to the defined benefit pension plan during the three months ended March 31, 2008. The Company’s contributions to the plan for the remainder of fiscal 2008 are expected to be in the range of $35 to $40.

12.    Units Subject to Put Rights and Members’ Equity

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

The Operating Agreement includes put rights issued to OCM Specta Holdings Inc. (‘‘OCM’’), a member of the Company, that give OCM the option to cause the Company to purchase all of the 22,317 Class A units subject to put rights held by OCM at specified periods of time, the earliest of which was 2007, at the estimated redemption amount at the time the put right is exercised. The estimated redemption amount is recorded at its estimated fair value and is calculated using a combination of significant observable and unobservable inputs. During the three months ended March 31, 2008, the Company recorded an estimated decrease in the redemption amount of such Class A units subject to put rights of $6 as an increase of members’ equity.

Class C units outstanding at March 31, 2008 totaled 121,641. There were no new issuances or cancellations of Class C units during the three months ended March 31, 2008. The number of Class C units vested as of March 31, 2008 and December 31, 2007 was 108,142.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
March 31, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)

13.    Related Party Transactions

In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, was obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliate. In 2006, the Company paid $10,191 to senior management and as of December 31, 2007, the Company had $5,843 accrued related to this remaining liability, which was paid on February 19, 2008. The Company was obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.

During the three months ended March 31, 2008 and 2007, the Company provided contract security officer services to certain companies in which Mafco has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $1,422 and $822 for the three months ended March 31, 2008 and 2007, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $986 and $741 at March 31, 2008 and December 31, 2007, respectively.

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

Overview

We offer premium contract security officer services to quality-conscious customers primarily in nine customer verticals throughout the United States: commercial real estate, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of April 4, 2008, we employed approximately 51,600 security officers and provided contract security officer services to over 3,500 clients, including approximately 200 of the Fortune 500 companies, in 45 states and the District of Columbia. We also provide background verification services under the tradename ‘‘VanElla’’.

Revenues

Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed-upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year.

Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our service employees was approximately 55% for the 12 months ended March 31, 2008, which compares favorably to the average retention rates in our industry.

Cost of Revenues

The direct cost of revenues is comprised primarily of direct labor, payroll taxes, medical and life insurance benefits, workers’ compensation costs, general liability insurance costs and uniform purchases. We believe that we have higher wages and related payroll taxes and benefit costs than others in our industry, due to our focus on attracting and retaining a highly qualified workforce, which in turn allows us to maintain more favorable turnover rates. The major components of cost of revenues are affected by general wage inflation, payroll tax increases and insurance premiums and related claim costs, most of which we have been able to pass on to our customers through bill rate increases.

Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits for employer related employment taxes prior to the second half of the year.

Critical Accounting Policies and Estimates

A description of the Company’s critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were no changes to these critical accounting policies and estimates during the three months ended March 31, 2008.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues.    Revenues increased by $24.7 million, or 6.8%, to $387.3 million for the three months ended March 31, 2008 from $362.6 million for the three months ended March 31, 2007. This increase is primarily attributable to revenue from new security service contracts together with rate increases, partially offset by the impact of security service contracts lost and by the expiration of the State of Florida, Department of Transportation (‘‘FDOT’’) toll collection services contract on March 31, 2007.

Cost of Revenues.    Cost of revenues increased by $22.8 million, or 7.2%, to $339.4 million for the three months ended March 31, 2008 from $316.6 million for the three months ended March 31, 2007. This increase is attributable to additional costs associated with the additional revenues. Cost of revenues as a percentage of revenues increased to 87.6% for the three months ended March 31, 2008 from 87.3% for the three months ended March 31, 2007. This increase is the result of higher direct labor costs and operating insurance costs, reflecting the loss of lower direct labor costs incurred in the three months ended March 31, 2007 associated with the FDOT toll collection contract. Partially offsetting these increases are lower payroll tax expense and other direct costs.

Branch and Corporate Overhead Expenses.    Branch and corporate overhead expenses increased by $0.5 million, or 1.6%, to $31.9 million for the three months ended March 31, 2008 from $31.4 million for the three months ended March 31, 2007. This increase is attributable to higher legal expenses resulting primarily from the settlement of a lawsuit. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.2% for the three months ended March 31, 2008 from 8.7% for the three months ended March 31, 2007. This decrease is due to lower administrative labor costs, payroll taxes, other overhead costs and cost savings related to the Initial Acquisition.

Depreciation and Amortization.    Depreciation and amortization increased by $0.1 million, or 1.3%, to $7.7 million for the three months ended March 31, 2008 from $7.6 million for the three months ended March 31, 2007. This increase is primarily the result of increased amortization related to the customer lists and other assets acquired as part of the Fox and Van Ella acquisitions.

Operating Income.    Operating income increased by $1.2 million, or 16.9%, to $8.3 million for the three months ended March 31, 2008 from $7.1 million for the three months ended March 31, 2007. This increase is due to increased revenue, partially offset by the items discussed above, primarily increased direct labor costs.

Interest Expense, Net.    Interest expense, net decreased $0.7 million, or 5.9%, to $11.2 million for the three months ended March 31, 2008 from $11.9 million for the three months ended March 31, 2007 due to lower average outstanding debt balances and lower interest rates versus the same prior year period.

Income Tax Expense (Benefit).    Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. The tax-related distributions paid in the three months ended March 31, 2008 were approximately $0.1 million. No tax-related distributions were paid in the three months ended March 31, 2007.

Net Loss.    Net loss decreased by $1.9 million to $2.9 million for the three months ended March 31, 2008 from a net loss of $4.8 million for the three months ended March 31, 2007, as a result of the items described above.

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

EBITDA and Adjusted EBITDA (as defined below) are not defined under GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and are not indicative of income from operations as determined under GAAP. EBITDA and Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. EBITDA and Adjusted EBITDA do not include interest expense, which has required significant uses of the Company’s cash in the past and will require the Company to expend significant cash resources in the future. EBITDA and Adjusted EBITDA also do not include income tax expense or depreciation and amortization expense, which may be necessary in evaluating the Company’s operating results and liquidity requirements or those of businesses we may acquire. Our management compensates for these limitations by using EBITDA and Adjusted EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting our business or any business we may acquire. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures provided by other companies, because all companies do not calculate this measure in the same manner.

The following table and related notes reconciles net loss to EBITDA and then EBITDA to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2008	2007
	(Unaudited)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(2,929)	$(4,835)
Interest expense, net	11,195	11,888
Depreciation and amortization	7,696	7,603
EBITDA (a)(b)	15,962	14,656
Uniform purchases	2,418	2,945
Adjusted EBITDA (a)(b)	$18,380	$17,601

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under ‘‘Forward Looking Statements’’ and additional factors set forth under the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year.

(b)	The Company believes that the Credit Agreement is a material agreement, that the financial covenants are material terms of the Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the Credit Agreement. Our Credit Agreement uses the term ‘‘Consolidated EBITDA’’ to refer to ‘‘Adjusted EBITDA,’’ which is defined in the Credit Agreement as Consolidated Net Income (as defined in the Credit Agreement) for any period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction Documents (as defined in the Credit Agreement) and (ii) the Initial Consent Solicitation (as defined in the Credit Agreement), (f) one-time severance expense in an aggregate amount not to exceed $900 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500 over the term of the Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a seperate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. As of March 31, 2008, the financial covenants include a consolidated leverage ratio of 5.75 to 1 of consolidated total debt as defined in our Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) and a consolidated interest ratio of 1.7 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our Credit Agreement. Failure to meet these financial covenants could result in all of the current oustanding debt to be called by the lenders.

Liquidity and Capital Resources

Our primary liquidity requirements are for debt service, potential acquisitions and working capital. Our primary source of liquidity is cash provided by operating activities.

Cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $18.1 million and $4.9 million, respectively. For the three months ended March 31, 2008 and 2007, cash provided by operating activities was generated from net losses of $2.9 million and $4.8 million, respectively, adjusted for non-cash expenses of $8.4 million for both periods, as well as favorable working capital changes of $12.6 million and $1.3 million, respectively.

Cash used in investing activities for the three months ended March 31, 2008 and 2007 was $7.0 million and $4.0 million, respectively. For the three months ended March 31, 2008, the Company made a payment due to affiliate of $5.8 million relating to a contractual payment due to a member of senior management and purchased $0.7 million of property and equipment and $0.5 million of marketable securities. For the three months ended March 31, 2007, the Company paid approximately $2.8 million for the acquisition of Fox, purchased $0.8 million of property and equipment and $0.5 million of marketable securities.

Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash provided by financing activities for the three months ended March 31, 2008 was $14.0 million, comprised primarily of $17.0 million related to proceeds from the Revolver offset by $2.7 million of scheduled senior term loan payments, $0.1 million of capital lease obligation payments and $0.1 million of member tax distributions. The Revolver was fully repaid in April 2008. Cash used in financing activities for the three months ended March 31, 2007 was $2.6 million due to $2.5 million of scheduled term loan payments and $0.1 million of capital lease payments.

As of March 31, 2008, we had approximately $456.1 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility, the Revolver and capital lease obligations. In addition, as of March 31, 2008, we had $1.3 million of unused borrowing capacity under our Credit Facility, net of the issuance of $31.7 million of outstanding letters of credit and the Revolver of $17.0 million.

In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid for the three months ended March 31, 2008 were approximately $0.1 million. No member tax distributions were paid for the three months ended March 31, 2007.

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

Description of Indebtedness

On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of the Notes, at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. The fair value of the Notes at March 31, 2008 was lower than its carrying value by approximately $20.4 million.

On July 20, 2006, the Company entered into the Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank, as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The Credit Agreement amended, restated and superseded the Prior Credit Agreement. The Credit Agreement consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million Revolver that matures on August 2, 2009. The Revolver includes a $50.0 million sub-limit for letters of credit. The fair value of the Senior Term Loan approximates its carrying value at March 31, 2008.

The indebtedness under the Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the ‘‘Guarantors’’). The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and the Guarantors’ assets, other than leased real property. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.

The Credit Agreement contains affirmative and negative covenants customary for such financings. The Credit Agreement also requires the Company to maintain, as further specified in the Credit Agreement, a minimum ratio of Consolidated EBITDA (as defined in the Credit Agreement) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of March 31, 2008, the Company is in compliance with all covenants under the Credit Agreement.

The Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and are subject to materiality qualifications.

The Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $31.7 million as of March 31, 2008. On March 17, 2008, the Company borrowed $17.0 million under the Revolver for general corporate purposes. At March 31, 2008, the remaining amount available for borrowing under the Revolver was $1.3 million. In April 2008, the $17.0 million Revolver borrowing was repaid in full. Currently, the Company has $18.3 million available for borrowing, net of letters of credit.

The Company is obligated under capital leases for vehicles that expire at various dates during the next 27 months totaling $0.5 million.

Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of March 31, 2008, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled ‘‘Risk Factors’’ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At March 31, 2008, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $1.5 million and would have decreased our annual cash flow from operations by approximately $1.5 million.

Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 presents quantitative and qualitative disclosures about market risk as of December 31, 2007. There have been no material changes to this disclosure as of March 31, 2008.

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

(b) Change in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report for the period ended March 31, 2008, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company’s strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.

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

In addition, we encourage investors to read the discussion of risk factors included in Item 1A ‘‘Risk Factors’’ and the discussion of critical accounting policies included in Item 7 under the heading ‘‘Critical Accounting Policies and Estimates’’ included in our Annual Report on Form 10-K for the year ended December 31, 2007 which we have filed with the SEC, as such discussions may be modified or supplemented by subsequent reports that we file with the SEC. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

There was no material development with regard to legal proceedings during the three months ended March 31, 2008.

Item 1A.    Risk Factors.

There were no material changes to the Company’s risk factors that were disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager (Principal Executive Officer)	May 13, 2008

William C. Whitmore, Jr.

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 13, 2008

William A. Torzolini

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 13, 2008

Mitchell L. Weiss