Form 10-Q
period 2008-06-30
Allied Security Holdings LLC
filed 2008-08-06
CIK 1301566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-119127
ALLIED SECURITY HOLDINGS LLC
(Exact name of Registrant as specified in its charter)

Delaware	20-1379003
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3606 Horizon Drive	19406
King of Prussia, PA	(Zip Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of June 30, 2008, there were 1,090,253 vested and unvested Class A, Class B and Class C units outstanding.

ALLIED SECURITY HOLDINGS LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Allied Security Holdings LLC
Consolidated Balance Sheets
(Dollars in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,480	$12,611
Restricted cash	4,260	6,128
Accounts receivable, net of allowance for doubtful accounts of $2,260 and $2,050 as of June 30, 2008 and December 31, 2007, respectively	190,280	203,164
Other	5,181	7,051

Total current assets	220,201	228,954
Property and equipment, net	9,337	9,905
Goodwill	399,934	389,848
Other intangible assets, net	50,156	59,052
Deferred financing fees, net	6,921	8,068
Marketable securities	1,531	1,090
Other assets	481	466

Total assets	$688,561	$697,383

Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$9,991	$10,000
Current installments of obligations under capital leases	272	402
Accounts payable	7,841	8,340
Accrued expenses	17,581	18,078
Interest payable	9,448	9,465
Accrued claims reserves	37,556	36,349
Accrued payroll and related payroll taxes	64,012	66,454
Accrued termination costs	925	1,175
Advance payments	22,049	19,692
Due to affiliate, current	—	5,843

Total current liabilities	169,675	175,798
Senior term loan	247,288	252,500
Senior subordinated notes	178,865	178,714
Obligations under capital leases, excluding current installments	82	198
Other long-term liabilities	4,138	4,037
Class A units subject to put rights: 22,317 units authorized, issued and outstanding	5,025	6,384
Members’ equity:
Units:
Class A, 9,500,000 units authorized, 868,668 units issued and outstanding	131,618	131,618
Class B, 200,000 units authorized, 77,627 units issued and outstanding	50	50
Class C, 300,000 units authorized, 121,641 units issued and outstanding	66	66
Accumulated deficit	(48,331)	(52,091)
Accumulated other comprehensive income	85	109

Total members’ equity	83,488	79,752

Total liabilities and members’ equity	$688,561	$697,383

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$393,466	$358,627	$780,804	$721,255
Cost of revenues	337,636	310,756	677,073	627,376

	55,830	47,871	103,731	93,879

Branch and corporate overhead expenses	32,754	29,848	64,694	61,200
Depreciation and amortization	7,729	7,468	15,424	15,071

Operating income	15,347	10,555	23,613	17,608

Interest expense, net	9,748	11,741	20,943	23,629

Net income (loss)	$5,599	$(1,186)	$2,670	$(6,021)

See Accompanying Notes

Allied Security Holdings LLC
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$2,670	$(6,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,424	15,071
Noncash interest expense	1,321	1,544
Equity unit compensation expense	26	5
Changes in assets and liabilities (net of impact of acquired businesses):
Accounts receivable, net	14,527	4,184
Other current assets and liabilities, net	2,492	8,987
Accounts payable, accrued expenses and other accrued liabilities	(1,429)	(3,434)
Advance payments	2,357	2,185
Non-compete payments	(250)	(250)

Net cash provided by operating activities	37,138	22,271

Cash flows from investing activities
Consideration paid for acquisition of businesses	(15,713)	(2,791)
Purchases of property and equipment	(1,534)	(1,575)
Purchases of marketable securities	(465)	(474)
Due to affiliate payment	(5,843)	—
Proceeds from sale of assets	48	40

Net cash used in investing activities	(23,507)	(4,800)

Cash flows from financing activities
Proceeds from revolver	17,000	—
Repayment of revolver	(17,000)	—
Repayment of senior term loan	(5,221)	(5,000)
Capital lease payments	(246)	(240)
Member tax distributions paid	(295)	—

Net cash used in financing activities	(5,762)	(5,240)

Net increase in cash and cash equivalents	7,869	12,231
Cash and cash equivalents at beginning of period	12,611	12,622

Cash and cash equivalents at end of period	$20,480	$24,853

See Accompanying Notes

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
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
     On August 2, 2004, simultaneous with the acquisition of Barton Protective Services Incorporated (‘‘Barton’’ or “Barton Acquisition”), the members of SpectaGuard became the members of the Company through the contribution of their Class A, Class B, and Class C units, as applicable, of SpectaGuard in exchange for an identical number of Class A, Class B and Class C units, as applicable, of the Company. The Company has no independent assets or operations, other than its ownership of all of the membership units of SpectaGuard and other subsidiaries.
     On July 20, 2006, the Company acquired Initial Security LLC (“Initial”) from Rentokil Initial plc and Initial Tropical Plants, Inc. (“Initial Acquisition”).
     On January 31, 2007, the Company acquired the assets of Fox Security Group, Inc. and The Fox Group International, Inc. (collectively, “Fox”). On July 2, 2007, the Company acquired the assets of Van Ella, Inc. (“Van Ella”).
     On June 13, 2008, the Company acquired the assets of HR Plus (“HR Plus”) from Gallery Holdings, LLC. See Note 3, Acquisition, for a description of this acquisition.
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
     The Company operates under the name of “AlliedBarton Security Services” and “AlliedBarton” nationally and as “VanElla” and “HR Plus” in the conduct of the background verification business.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The Company has prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial statements. The consolidated balance sheet as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all normal recurring adjustments that the Company’s management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     Although the Company’s management believes that the disclosures in these interim financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further analysis is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being the implied fair value of goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied fair value of goodwill. The determination of the fair value of the Company’s reporting unit is based on a combination of significant observable and unobservable inputs, including estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completes its annual impairment test as of October 1 of each calendar year.
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
Marketable Securities — Available-for-Sale
     The Company’s investments in marketable securities are classified as available-for-sale in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ The marketable securities are carried at fair value based on quoted prices in active markets. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income. The Company reports realized gains and losses from investments in interest expense, net. All of the Company’s available-for-sale securities are classified as long-term and include investments that do not have contractual maturities due to the nature of the investment vehicle.
Insurance Reserves
     The Company maintains insurance coverage, subject to certain self-insured retentions, for workers’ compensation, general liability and employment practice liability matters. The Company also maintains medical insurance coverage for certain of its employees, however, since January 1, 2007, the Company has not been subject to self-insured retentions for employee medical coverage. Reserves have been provided for certain of these claims based upon insurance coverages, the risk of loss retained by the Company, third party actuarial analysis and management’s judgment. Management reviews these estimates on a quarterly basis subject to information then currently available and adjusts the reserves accordingly. In the opinion of management, the Company’s insurance reserves are sufficient to cover the ultimate costs of these claims.
Deferred Financing Fees
     Costs incurred in connection with obtaining financing are deferred and amortized to interest expense using the effective interest method over the terms of the respective financing agreements.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
Statement of Cash Flows
     The following noncash transactions have been excluded from the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, respectively:

	Six months ended
	June 30,	June 30,
	2008	2007
(Decrease) increase in redemption amount of Class A Units subject to put rights	$(1,359)	$1,040
Fox goodwill adjustments	$—	$(124)
PSB goodwill adjustments	$—	$(111)
Initial goodwill adjustments	$(8)	$885
     Cash interest paid during the six months ended June 30, 2008 and 2007 was $20,114 and $22,669, respectively.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. With respect to financial assets and financial liabilities, the adoption of SFAS No. 157, as amended by FSP 157-1, did not have a material effect on the Company’s results of operations or financial position.
     SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company adopted the provisions of SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any items permitted under SFAS No. 159. Accordingly, SFAS No. 159 had no effect on the Company’s consolidated results of operations or financial position.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (previously referred to as the purchase method) but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company will apply the provisions of SFAS No. 141(R) to any business combinations occurring on or after January 1, 2009.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. Its intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company will apply the provisions of this FSP beginning January 1, 2009.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in accordance with GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated results of operations or financial position.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
3. Acquisition
     On June 13, 2008, the Company acquired the assets of HR Plus (the “HR Plus Acquisition”), a provider of employee background verification services. The cost of the HR Plus Acquisition, which was funded by operating cash flow, was $15,713. The preliminary purchase price has been allocated as follows:

Accounts receivable	$1,643
Property and equipment	148
Goodwill	10,094
Customer list	4,326
Other assets	5
Accounts payable	(450)
Accrued expenses	(3)
Accrued termination costs	(50)

$15,713

     In connection with the HR Plus Acquisition, the Company deposited $1,750 of the purchase price into an escrow account pending resolution of any claims on the part of the Company for indemnification from the sellers. No disbursements have been made from the escrow account.
     Unaudited pro forma consolidated results of operations of the Company assuming the HR Plus Acquisition had occurred at the beginning of the periods presented have not been presented due to the immaterial nature of this acquisition.
4. Goodwill and Other Intangible Assets, net
     The change in carrying amount of goodwill for the six months ended June 30, 2008 is as follows:

Balance as of December 31, 2007	$389,848
Initial Acquisition adjustments	(8)
HR Plus Acquisition (see Note 3)	10,094

Balance as of June 30, 2008	$399,934

     Gross carrying amounts and accumulated amortization for intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008			December 31, 2007
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets:
Customer lists	$160,514	$(110,528)	$49,986	$156,188	$(97,476)	$58,712
Covenants not-to-compete	1,700	(1,530)	170	1,700	(1,360)	340

Total	$162,214	$(112,058)	$50,156	$157,888	$(98,836)	$59,052

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     Amortization expense for the three and six months ended June 30, 2008 was $6,632 and $13,222, respectively. Amortization expense for the three and six months ended June 30, 2007 was $6,530 and $13,049, respectively.
     Estimated annual aggregate amortization expense for the years ending December 31 is as follows:

2008 (less six months ended June 30, 2008)	$13,546
2009	16,130
2010	9,833
2011	5,775
2012	3,688
Thereafter	1,184

$50,156

5. Deferred Financing Fees, net
     Deferred financing fees, net are being amortized to interest expense using the effective interest method over the term of the respective financing agreements in relation to the Notes, the Senior Term Loan and the Revolver (as hereinafter defined), which mature between June 2010 and July 2011 (see Note 8).
     Amortization of deferred financing fees for the three and six months ended June 30, 2008 was $578 and $1,147, respectively. Amortization of deferred financing fees for the three and six months ended June 30, 2007 was $546 and $1,085, respectively.
     The estimated annual aggregate amortization expense, which will be included as interest expense, for the remainder of the current year and the following three years is as follows:

2008 (less six months ended June 30, 2008)	$1,181
2009	2,475
2010	2,213
2011	1,052

$6,921

6. Marketable Securities
     The unrealized (losses) gains on available-for-sale securities as of June 30, 2008 and December 31, 2007 were approximately $(14) and $10, respectively, and have been reported in the Company’s balance sheet as a component of accumulated other comprehensive income. The cost, unrealized (losses) gains and estimated fair value related to the Company’s available-for-sale securities are as follows:

	June 30,	December 31,
	2008	2007
Cost	$1,545	$1,080
Unrealized (losses) gains	(14)	10

Estimated fair value	$1,531	$1,090

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
7. Accrued Termination Costs
     As a result of the Initial Acquisition on July 20, 2006, the Company adopted a formal plan (the “Initial Plan”) to terminate certain Initial employees and close duplicative Initial office facilities. The Initial Plan provides for severance-related benefits to cover affected Initial employees. The Initial Plan also includes lease termination costs incurred in the closing of 16 Initial office facilities. The Company initially recorded approximately $2,475 of termination costs related to the Initial Plan as part of the purchase price allocation. In 2007, the Company revised its estimate of certain lease termination and severance costs and decreased the corresponding aggregate liability by $59, recording the adjustment to goodwill. In 2008, the Company revised its estimate of certain severance costs and decreased the corresponding aggregate liability by $8, recording the adjustment to goodwill. As of June 30, 2008, approximately $1,533 of payments have been made related to the Initial Plan with a liability for remaining lease payments of $875 expected to be paid out by March 31, 2012.
     As a result of the HR Plus Acquisition completed on June 13, 2008, the Company adopted a formal plan (the “HR Plus Plan”) to terminate certain HR Plus employees. The HR Plus Plan provides for severance-related benefits to cover affected HR Plus employees. The Company initially recorded approximately $50 of termination costs related to the HR Plus Plan as part of the purchase price allocation.
     The following table shows the activity for the six months ended June 30, 2008, for the accrued termination costs for the above acquisitions:

	Lease	Severance	Total
Balance as of December 31, 2007	$1,015	$160	$1,175
Additions	—	50	50
Payments	(140)	(152)	(292)
Adjustments	—	(8)	(8)

Balance as of June 30, 2008	$875	$50	$925

8. Debt
     The Company’s debt is summarized as follows:

	June 30,	December 31,
	2008	2007
Senior Term Loan, variable rate interest (effective rate 5.49% and 7.83% as of June 30, 2008 and December 31, 2007, respectively), due June 30, 2010	$257,279	$262,500
11.375% Senior Subordinated Notes, due July 15, 2011, net of unamortized discount of $1,135 and $1,286 as of June 30, 2008 and December 31, 2007, respectively	178,865	178,714
Capital leases at a rate of 3.69% and 5.88% as of June 30, 2008 and December 31, 2007, respectively, due through June 30, 2010	354	600

	436,498	441,814
Less current maturities	(10,263)	(10,402)

	$426,235	$431,412

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of Senior Subordinated Notes (the ‘‘Notes’’), at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. The fair value of the Notes was below its carrying value by approximately $24.1 million at June 30, 2008.
     On July 20, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank., as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The Credit Agreement amended, restated and superseded the Company’s prior credit agreement. The Credit Agreement consists of a $275.0 million term loan (the ‘‘Senior Term Loan’’) facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million revolving credit facility (the ‘‘Revolver’’) that matures on August 2, 2009. The Revolver includes a $50.0 million sub-limit for letters of credit. The fair value of the Senior Term Loan approximates its carrying value at June 30, 2008.
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
     The Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality qualifications. As of June 30, 2008, the Company is in compliance with all covenants under the Credit Agreement.
     The Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $32.4 million as of June 30, 2008. On March 17, 2008, the Company borrowed $17.0 million under the Revolver for general corporate purposes. In April 2008, the $17.0 million Revolver borrowing was repaid in full. At June 30, 2008, the remaining amount available for borrowing under the Revolver was $17.6 million.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
     The Company is obligated under capital leases for vehicles that expire at various dates during the next 24 months totaling $0.4 million.
     Debt maturities for the remainder of the current year and the following three years are as follows:

2008 (less six months ended June 30, 2008)	$5,157
2009	10,166
2010	242,310
2011	178,865

Total	$436,498

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
10. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) and other changes in members’ equity (deficit) from transactions and other events from sources other than those derived from members. A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$5,599	$(1,186)	$2,670	$(6,021)
Unrealized gains (losses) on marketable securities	21	55	(24)	71

Comprehensive income (loss)	$5,620	$(1,131)	$2,646	$(5,950)

11. Income Taxes
     The members of the Company have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, taxable income or loss of the Company is required to be reported in the income tax returns of the Company’s members in accordance with the Company’s Operating Agreement, dated as of August 2, 2004, as amended (the “Operating Agreement”). Accordingly, no provision for income taxes has been made in the Company’s consolidated financial statements. The Operating Agreement enables the Company to make distributions to each member to satisfy their respective tax liabilities arising in connection with their respective ownership interest in the Company. Distributions for the three and six months ended June 30, 2008 were approximately $0.2 million and $0.3 million, respectively. No distributions were made for the three and six months ended June 30, 2007. Due principally to differences in depreciation and amortization, taxable income may vary substantially from income or loss reported for financial reporting purposes.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
12. Defined Benefit Pension Plan
     The Company maintains a defined benefit pension plan covering a limited number of current and former employees who are members of a guard union located in New York, NY. Eligibility and benefits vary depending upon the year of hire; furthermore, benefit accumulation has been suspended.
     Net periodic benefit income for the Company’s pension plan includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$15	$16	$30	$32
Expected return on assets	(22)	(22)	(44)	(44)

Net periodic benefit income	$(7)	$(6)	$(14)	$(12)

     The Company contributed $22 and $42 to the defined benefit pension plan during the three and six months ended June 30, 2008. The Company’s contributions to the plan for the remainder of fiscal 2008 are expected to be in the range of $40 to $45.
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
     The Operating Agreement includes put rights issued to OCM Specta Holdings Inc. (“OCM”), a member of the Company, that give OCM the option to cause the Company to purchase all of the 22,317 Class A units subject to put rights held by OCM at specified periods of time, the earliest of which was 2007, at the estimated redemption amount at the time the put right is exercised. The estimated redemption amount is recorded at its estimated fair value and is calculated using a combination of significant observable and unobservable inputs. During the six months ended June 30, 2008, the Company recorded an estimated decrease in the redemption amount of such Class A units subject to put rights of $1,359 as an increase of members’ equity.
     Class C units outstanding at June 30, 2008 totaled 121,641. There were no new issuances or cancellations of Class C units during the six months ended June 30, 2008. The number of Class C units vested as of June 30, 2008 and December 31, 2007 was 108,142.

Allied Security Holdings LLC
Notes to Consolidated Financial Statements
June 30, 2008
(Dollars in thousands except as otherwise stated)
(Unaudited)
14. Related Party Transactions
     In connection with the Mafco acquisition, senior management of the Company canceled their vested options in the Predecessor Company. The Company’s majority member, SpectaGuard Holding Corporation, was obligated to return to members of senior management the amount of deferred payment totaling $16,251 including estimated taxes, in periods ranging from three to five years. This amount has been recorded at its present value and is included on the accompanying consolidated balance sheets in due to affiliate. In 2006, the Company paid $10,191 to senior management, and as of December 31, 2007, the Company had $5,843 accrued related to this remaining liability, which was paid on February 19, 2008. The Company was obligated to reimburse SpectaGuard Holding Corporation for all costs and expenses incurred in connection with its performance under the Amended and Restated Management Agreement between the Company and SpectaGuard Holding Corporation dated as of August 2, 2004, including amounts of such deferred payments to senior management.
     During the three and six months ended June 30, 2008 and 2007, the Company provided contract security officer services to certain companies in which Mafco has a significant ownership percentage. The Company earned revenue from these companies for such services in the amounts of $1,513 and $2,935 for the three and six months ended June 30, 2008, respectively, and $817 and $1,639 for the three and six months ended June 30, 2007, respectively. The rates charged for these services were competitive with industry rates for similarly situated security firms. The Company had accounts receivable balances from these companies of $1,161 and $741 at June 30, 2008 and December 31, 2007, respectively.
15. Subsequent Event
     As previously disclosed on the Company’s Form 8-K filed with the SEC on July 29, 2008, on July 24, 2008, the Company entered into an Agreement and Plan of Merger with SpectaGuard Holding Corporation (“SpectaGuard”), MacAndrews & Forbes Holdings Inc, solely for certain sections specified therein, AB Capital Holdings LLC (“Purchaser”), and AB Merger Sub LLC (“Merger Sub”), a wholly-owned subsidiary of Purchaser, pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and the Company will continue as a subsidiary of Purchaser. Purchaser and Merger Sub are controlled by a private equity fund affiliated with The Blackstone Group (“Blackstone”).
     The Merger will constitute a change of control under the Company’s Credit Agreement and the Indenture governing its 11.375% Senior Subordinated Notes due 2011. At the closing of the Merger, the Purchaser will cause all indebtedness under the Company’s Credit Facility to be paid in full or satisfied and discharged, and the Notes will be called for redemption with the proceeds from the Merger deposited with the trustee of the Indenture to effect a defeasance. Consummation of the Merger is subject to certain closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the accuracy of the representations and warranties of the parties (subject to certain exceptions), the pro forma ratios of net debt and net senior debt of the Company to EBITDA not exceeding certain thresholds, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The discussion and analysis of financial condition and results of operations are based upon financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and should each be read together with the applicable consolidated financial statements, the notes to those financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
     The following discussion contains certain statements of a forward-looking nature that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled ‘‘Risk Factors’’ in our filings with the SEC, actual results may differ materially from those anticipated by such forward-looking statements. See ‘‘Forward-Looking Statements.’’
Overview
     We offer premium contract security officer services to quality-conscious customers primarily in ten customer verticals throughout the United States: commercial real estate, corporate complexes, shopping centers and malls, financial institutions, healthcare facilities, colleges and universities, manufacturing and distribution facilities, residential communities, government facilities and chemical/petrochemical facilities. We are responsible for recruiting, screening, hiring, training, outfitting, scheduling and supervising our security officers. Our security officers work on-location at our customers’ sites and their responsibilities primarily include deterring, observing, detecting and reporting perceived, potential or actual security threats. As of July 1, 2008, we employed approximately 50,800 security officers and provided contract security officer services to over 3,600 clients, including approximately 200 of the Fortune 500 companies, in 45 states and the District of Columbia. We also provide background verification services under the tradenames “VanElla” and “HR Plus”.
Recent Development
     As previously disclosed on the Company’s Form 8-K filed with the SEC on July 29, 2008, on July 24, 2008, the Company entered into an Agreement and Plan of Merger with SpectaGuard Holding Corporation (“SpectaGuard”), MacAndrews & Forbes Holdings Inc, solely for certain sections specified therein, AB Capital Holdings LLC (“Purchaser”), and AB Merger Sub LLC (“Merger Sub”), a wholly-owned subsidiary of Purchaser, pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and the Company will continue as a subsidiary of Purchaser. Purchaser and Merger Sub are controlled by a private equity fund affiliated with The Blackstone Group (“Blackstone”).
     The Merger will constitute a change of control under the Company’s Credit Agreement and the Indenture governing its 11.375% Senior Subordinated Notes due 2011. At the closing of the Merger, the Purchaser will cause all indebtedness under the Company’s Credit Facility to be paid in full or satisfied and discharged, and the Notes will be called for redemption with the proceeds from the Merger deposited with the trustee of the Indenture to effect a defeasance. Consummation of the Merger is subject to certain closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the accuracy of the representations and warranties of the parties (subject to certain exceptions), the pro forma ratios of net debt and net senior debt of the Company to EBITDA not exceeding certain thresholds, and other customary closing conditions.

     Revenues
     Our revenues are generated primarily from customer contracts obligating us to provide security officer services at agreed-upon hourly billing rates. Our standard customer contract is a one-year contract that may be terminated by either our customer or us on 30 days’ notice at any time. Many of our larger contracts are multi-year.
     Our contract security officer revenues are dependent on our ability to attract and retain high-quality, qualified employees. We pay above market average wage rates to our contract security officers and provide employee benefits which many of our competitors do not. In addition, we engage in extensive candidate screening, training and development which supports employee retention. The turnover rate for our service employees was approximately 56% for the 12 months ended June 30, 2008, which compares favorably to the average retention rates in our industry.
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
Critical Accounting Policies and Estimates
     A description of the Company’s critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were no changes to these critical accounting policies and estimates during the six months ended June 30, 2008.

Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Revenues. Revenues increased by $34.9 million, or 9.7%, to $393.5 million for the three months ended June 30, 2008 from $358.6 million for the three months ended June 30, 2007. This increase is primarily attributable to revenue from new security service contracts together with rate increases, partially offset by the impact of security service contracts lost.
     Cost of Revenues. Cost of revenues increased by $26.8 million, or 8.6%, to $337.6 million for the three months ended June 30, 2008 from $310.8 million for the three months ended June 30, 2007. This increase is attributable to additional costs associated with the additional revenues. Cost of revenues as a percentage of revenues decreased to 85.8% for the three months ended June 30, 2008 from 86.7% for the three months ended June 30, 2007. This decrease is the result of lower direct labor costs, payroll tax expense and operating insurance costs, partially offset by higher other direct costs.
     Branch and Corporate Overhead Expenses. Branch and corporate overhead expenses increased by $3.0 million, or 10.1%, to $32.8 million for the three months ended June 30, 2008 from $29.8 million for the three months ended June 30, 2007. This increase is attributable to higher administrative labor costs, administrative insurance costs and legal expenses, partially offset by lower payroll taxes. As a percentage of revenues, branch and corporate overhead expenses remained flat at 8.3% for the three months ended June 30, 2008 and 2007, due to higher administrative labor costs, administrative insurance costs and legal expenses, fully offset by lower payroll taxes and other overhead costs.
     Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 2.7%, to $7.7 million for the three months ended June 30, 2008 from $7.5 million for the three months ended June 30, 2007. This increase is primarily the result of increased amortization related to the customer lists and other assets acquired as part of the Van Ella and HR Plus acquisitions.
     Operating Income. Operating income increased by $4.7 million, or 44.3%, to $15.3 million for the three months ended June 30, 2008 from $10.6 million for the three months ended June 30, 2007. This increase is due to increased revenue, partially offset by the items discussed above.
     Interest Expense, Net. Interest expense, net decreased $2.0 million, or 17.1%, to $9.7 million for the three months ended June 30, 2008 from $11.7 million for the three months ended June 30, 2007 due to lower average outstanding debt balances and lower interest rates versus the same prior year period.
     Income Tax Expense (Benefit). Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. The tax-related distributions paid in the three months ended June 30, 2008 were approximately $0.2 million. No tax-related distributions were paid in the three months ended June 30, 2007.
     Net Income (Loss). Net income (loss) increased by $6.8 million to a net income of $5.6 million for the three months ended June 30, 2008 from a net loss of $1.2 million for the three months ended June 30, 2007, as a result of the items described above.

Six months ended June 30, 2008 compared to Six months ended June 30, 2007
     Revenues. Revenues increased by $59.5 million, or 8.2%, to $780.8 million for the six months ended June 30, 2008 from $721.3 million for the six months ended June 30, 2007. This increase is primarily attributable to revenue from new security service contracts together with rate increases, partially offset by the impact of security service contracts lost and by the expiration of the State of Florida, Department of Transportation (“FDOT”) toll collection services contract on March 31, 2007.
     Cost of Revenues. Cost of revenues increased by $49.7 million, or 7.9%, to $677.1 million for the six months ended June 30, 2008 from $627.4 million for the six months ended June 30, 2007. This increase is attributable to additional costs associated with the additional revenues. Cost of revenues as a percentage of revenues decreased to 86.7% for the six months ended June 30, 2008 from 87.0% for the six months ended June 30, 2007. This decrease is the result of lower payroll tax expense and other direct costs, partially offset by higher direct labor costs and operating insurance costs, reflecting the loss of lower direct labor costs associated with the FDOT toll collection contract.
     Branch and Corporate Overhead Expenses. Branch and corporate overhead expenses increased by $3.5 million, or 5.7%, to $64.7 million for the six months ended June 30, 2008 from $61.2 million for the six months ended June 30, 2007. This increase is attributable to higher administrative labor costs, administrative insurance costs and legal expenses resulting primarily from the settlement of a lawsuit, partially offset by lower payroll taxes. As a percentage of revenues, branch and corporate overhead expenses decreased to 8.3% for the six months ended June 30, 2008 from 8.5% for the six months ended June 30, 2007. This decrease is due to lower payroll taxes and other overhead costs, partially offset by higher administrative labor costs and administrative insurance costs.
     Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 2.0%, to $15.4 million for the six months ended June 30, 2008 from $15.1 million for the six months ended June 30, 2007. This increase is primarily the result of increased amortization related to the customer lists and other assets acquired as part of the Fox, Van Ella and HR Plus acquisitions.
     Operating Income. Operating income increased by $6.0 million, or 34.1%, to $23.6 million for the six months ended June 30, 2008 from $17.6 million for the six months ended June 30, 2007. This increase is due to increased revenue, partially offset by the items discussed above.
     Interest Expense, Net. Interest expense, net decreased $2.7 million, or 11.4%, to $20.9 million for the six months ended June 30, 2008 from $23.6 million for the six months ended June 30, 2007 due to lower average outstanding debt balances and lower interest rates versus the same prior year period.
     Income Tax Expense (Benefit). Our members have elected to be treated as a partnership for both federal and state income tax reporting purposes. In accordance with applicable regulations, our taxable income or loss is required to be reported in the income tax returns of our members in accordance with our Operating Agreement. Accordingly, we do not have income tax expense (benefit). In lieu of paying income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. The tax-related distributions paid in the six months ended June 30, 2008 were approximately $0.3 million. No tax-related distributions were paid in the six months ended June 30, 2007.
     Net Income (Loss). Net income (loss) increased by $8.7 million to a net income of $2.7 million for the six months ended June 30, 2008 from a net loss of $6.0 million for the six months ended June 30, 2007, as a result of the items described above.

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
     The following table and related notes reconciles net income (loss) to EBITDA and then EBITDA to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$5,599	$(1,186)	$2,670	$(6,021)
Interest expense, net	9,748	11,741	20,943	23,629
Depreciation and amortization	7,729	7,468	15,424	15,071

EBITDA (a)(b)	23,076	18,023	39,037	32,679
Uniform purchases	2,264	2,520	4,682	5,465

Adjusted EBITDA (a)(b)	$25,340	$20,543	$43,719	$38,144

(a)	Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. See also certain factors set forth under “Forward Looking Statements” and additional factors set forth under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Our payroll tax expenses historically are higher in the first half of the year due to a significant number of employees reaching their taxable wage limits prior to the second half of the year. This seasonality relating to payroll taxes consistently results in higher cost of revenues in the first half of the year.

(b)	The Company believes that the Credit Agreement is a material agreement, that the financial covenants are material terms of the Credit Agreement and that information about the financial covenants are material to an investor’s understanding of the Company’s financial condition and/or liquidity. Financial covenants which are based on Adjusted EBITDA are material terms of the Credit Agreement. Our Credit Agreement uses the term “Consolidated EBITDA” to refer to “Adjusted EBITDA,” which is defined in the Credit Agreement as Consolidated Net Income (as defined in the Credit Agreement) for any period plus, without duplication and to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness (including loans, letters of credit and senior subordinated notes), (c) depreciation and amortization expense, (d) any extraordinary non-cash expenses and losses, (e) any costs and expenses incurred in connection with (i) the transactions consummated under the Transaction Documents (as defined in the Credit Agreement) and (ii) the Initial Consent Solicitation (as defined in the Credit Agreement), (f) one-time severance expense in an aggregate amount not to exceed $900 in the fiscal quarters ended December 31, 2005 and March 31, 2006, in the aggregate, (g) any other non-cash charges, expenses or losses, (h) expenses for the purchase of uniforms in the ordinary course of business, and (i) reasonable costs and expenses reasonably attributable to any Permitted Acquisition (as defined in the Credit Agreement) whether or not consummated provided that any such costs and expenses attributed to any Permitted Acquisition which is not consummated shall not exceed $2,500 over the term of the Credit Agreement; provided further, that to the extent any of the income of any Person is excluded from Consolidated Net Income pursuant to the definition thereof for such period, any amounts set forth in the preceding clauses (a) through (i) that are attributable to such Person shall not be included herein for such period, and minus, (a) to the extent included in the statement of such Consolidated Net Income for such period, the sum of (i) interest income, (ii) any extraordinary or non-recurring income or gains (including, whether or not otherwise includable as a seperate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business), (iii) income tax credits (to the extent not netted from income tax expense) and (iv) any other non-cash income and (b) any cash payments made during such period in respect of items described in clause (d) or (g) above subsequent to the fiscal quarter in which the relevant non-cash expenses or losses were reflected as a charge in the statement of Consolidated Net Income, all as determined on a consolidated basis. As of June 30, 2008, the financial covenants include a consolidated leverage ratio of 5.5 to 1 of consolidated total debt as defined in our Credit Agreement to Consolidated EBITDA (inclusive of certain other pro forma adjustments related to expected cost savings and pre-acquisition results) and a consolidated interest ratio of 1.75 to 1 for Consolidated EBITDA (inclusive of other pro forma adjustments related to expected cost savings) to consolidated interest expense as defined in our Credit Agreement. Failure to meet these financial covenants could result in all of the current oustanding debt to be called by the lenders.

Liquidity and Capital Resources
     Our primary liquidity requirements are for debt service, potential acquisitions and working capital. Our primary source of liquidity is cash provided by operating activities.
     Cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $37.1 million and $22.3 million, respectively. For the six months ended June 30, 2008 and 2007, cash provided by operating activities was generated from a net income of $2.7 million and a net loss of $6.0 million, respectively, adjusted for non-cash expenses of $16.8 million and $16.6 million, respectively, as well as favorable working capital changes of $17.6 million and $11.7 million, respectively.
     Cash used in investing activities for the six months ended June 30, 2008 and 2007 was $23.5 million and $4.8 million, respectively. For the six months ended June 30, 2008, the Company paid approximately $15.7 million for the acquisition of HR Plus, made a payment due to affiliate of $5.8 million relating to a contractual payment due to a member of senior management and purchased $1.5 million of property and equipment and $0.5 million of marketable securities. For the six months ended June 30, 2007, the Company paid approximately $2.8 million for the acquisition of Fox and purchased $1.6 million of property and equipment and $0.5 million of marketable securities.
     Financing activities have consisted primarily of borrowings and repayments on long-term debt associated with acquisitions of businesses. Cash used in financing activities for the six months ended June 30, 2008 was $5.8 million, comprised primarily of the borrowing in March 2008 and the subsequent repayment in full in April 2008 of $17.0 million of proceeds from the Revolver, $5.2 million of scheduled senior term loan payments, $0.2 million of capital lease obligation payments and $0.3 million of member tax distributions. Cash used in financing activities for the six months ended June 30, 2007 was $5.2 million due to $5.0 million of scheduled term loan payments and $0.2 million of capital lease payments.
     As of June 30, 2008, we had approximately $436.5 million of indebtedness, which includes the Notes, amounts outstanding under our Credit Facility and capital lease obligations. In addition, as of June 30, 2008, we had $17.6 million of unused borrowing capacity under our Credit Facility, net of the issuance of $32.4 million of outstanding letters of credit.
     In lieu of paying federal and state income taxes, we pay distributions to our members with respect to income tax that they owe on earnings that are allocated to them in accordance with our Operating Agreement. Member tax distributions paid for the six months ended June 30, 2008 were approximately $0.3 million. No member tax distributions were paid for the six months ended June 30, 2007.
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

Description of Indebtedness
     On August 2, 2004, the Company issued $180.0 million in aggregate principal amount of the Notes, at a discount of $2.1 million and bearing interest of 11.375%, which mature on July 15, 2011. The fair value of the Notes at June 30, 2008 was lower than its carrying value by approximately $24.1 million.
     On July 20, 2006, the Company entered into the Credit Agreement governing its $325.0 million senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, the financial institutions party thereto as lenders, Sovereign Bank, as syndication agent, and CIT Lending Services Corporation, ING Capital LLC and PNC Bank, National Association, as co-documentation agents. The Credit Agreement amended, restated and superseded the Prior Credit Agreement. The Credit Agreement consists of a $275.0 million term loan facility which was drawn at the closing of the Initial Acquisition and which matures on June 30, 2010 (with such date being automatically extended to July 20, 2012 if the Notes are refinanced as permitted under the Credit Agreement by new indebtedness having a term of at least six years and six months after July 20, 2006) and a $50.0 million Revolver that matures on August 2, 2009. The Revolver includes a $50.0 million sub-limit for letters of credit. The fair value of the Senior Term Loan approximates its carrying value at June 30, 2008.
     The indebtedness under the Credit Agreement is guaranteed by the Company and its subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Credit Agreement and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and the Guarantors’ assets, other than leased real property. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either an adjusted Eurodollar rate plus an applicable margin of 4.50% in the case of revolving loans or 3.00% in the case of term loans, or an alternative base rate plus an applicable margin of 3.50% in the case of revolving loans or 2.00% in the case of term loans.
     The Credit Agreement contains affirmative and negative covenants customary for such financings. The Credit Agreement also requires the Company to maintain, as further specified in the Credit Agreement, a minimum ratio of Consolidated EBITDA (as defined in the Credit Agreement) to total consolidated cash interest expense and to not exceed a maximum ratio of total consolidated debt outstanding to Consolidated EBITDA as of the last day of each calendar quarter. As of June 30, 2008, the Company is in compliance with all covenants under the Credit Agreement.
     The Credit Agreement contains events of default customary for such financings, including but not limited to non-payment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration to certain indebtedness; certain ERISA events; change of control; dissolution, insolvency and bankruptcy events; material judgments; the subordination provisions under the Indenture being revoked, invalidated or otherwise ceasing to be in full force and effect; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and are subject to materiality qualifications. See also Note 15, Subsequent Event.
     The Revolver availability with a lending capacity of $50.0 million is reduced by outstanding letters of credit, which totaled $32.4 million as of June 30, 2008. On March 17, 2008, the Company borrowed $17.0 million under the Revolver for general corporate purposes. In April 2008, the $17.0 million Revolver borrowing was repaid in full. At June 30, 2008, the remaining amount available for borrowing under the Revolver was $17.6 million.
     The Company is obligated under capital leases for vehicles that expire at various dates during the next 24 months totaling $0.4 million.

     Based upon our current level of operations, we believe that our existing cash and cash equivalents balances and our cash from operating activities, together with available borrowings under our Credit Agreement, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments and interest payments for the foreseeable future. As of June 30, 2008, we do not have any material commitments related to capital expenditures. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our indebtedness or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting our industry and to general conditions and factors that are beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness or to make capital expenditures. For additional factors that may affect the Company’s liquidity position, please see the factors set forth in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
     We are not currently a party to any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to interest rate risk related to changes in interest rates for borrowings under our Senior Term Loan and Revolver. These borrowings bear interest at variable rates. At June 30, 2008, a hypothetical 10% increase in interest rates applicable to our Credit Facility would have increased our annual interest expense by approximately $1.4 million and would have decreased our annual cash flow from operations by approximately $1.4 million.
     Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 presents quantitative and qualitative disclosures about market risk as of December 31, 2007. There have been no material changes to this disclosure as of June 30, 2008.
Item 4. Controls and Procedures.
     (a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
     (b) Change in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements
     This Quarterly Report for the period ended June 30, 2008, as well as certain written, electronic and oral disclosures made by us from time to time, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations of our management. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements that are not historical facts, including statements about the Company’s strategy, future operations, financial position, estimated revenues, projected costs or the projections, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘plans,’’ ‘‘scheduled to,’’ ‘‘anticipates’’ or ‘‘intends’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions, although not all forward-looking statements contain such words.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     There was no material development with regard to legal proceedings during the three months ended June 30, 2008.
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

10.1
Agreement and Plan of Merger, dated as of July 24, 2008, by and among Allied Security Holdings LLC, SpectaGuard Holding Corporation, MacAndrews & Forbes Holding Inc, solely for certain sections specified therein, AB Capital Holdings LLC, and AB Merger Sub LLC.

31.1	Certification of Chief Executive Officer of Allied Security Holdings LLC pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of Allied Security Holdings LLC pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ William C. Whitmore, Jr.	Chairman, President, Chief Executive Officer and Manager	August 6, 2008
William C. Whitmore, Jr.	(Principal Executive Officer)

/s/ William A. Torzolini	Senior Vice President and Chief Financial Officer (Principal	August 6, 2008
William A. Torzolini	Financial Officer)

/s/ Mitchell L. Weiss	Vice President and Chief Accounting Officer (Principal	August 6, 2008
Mitchell L. Weiss	Accounting Officer)